Form 10-Q
period 2021-09-30
Elevation Oncology, Inc.
filed 2021-11-12
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(716) 371-1125

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	ELEV	The Nasdaq Stock Market LLC

As of November 9, 2021, there were 23,225,637 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

ELEVATION ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$155,198	$79,400
Prepaid expenses and other current assets	3,237	1,386
Total current assets	158,435	80,786
Property and equipment, net	43	56
Other non-current assets	40	65
Total assets	$158,518	$80,907
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,435	$5,679
Accrued expenses	3,445	1,106
Total current liabilities	8,880	6,785
Non-current liabilities:
Restricted stock repurchase liability	10	15
Total liabilities	8,890	6,800
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; 0 and 32,450,000 authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $32,450 as of September 30, 2021 and December 31, 2020, respectively	—	32,373
Series B convertible preferred stock, $0.0001 par value; 0 and 34,043,889 authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $65,000 as of September 30, 2021 and December 31, 2020, respectively	—	64,815
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 500,000,000 and 86,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 23,225,637 and 836,177 issued as of September 30, 2021 and December 31, 2020, respectively; 23,201,971 and 800,679 outstanding as of September 30, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	195,190	66
Accumulated deficit	(45,564)	(23,147)
Total stockholders’ equity (deficit)	149,628	(23,081)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$158,518	$80,907

The accompanying notes are an integral part of these condensed financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,298	$2,550	$17,346	$7,042
General and administrative	2,979	462	5,076	1,347
Total operating expenses	12,277	3,012	22,422	8,389
Loss from operations	(12,277)	(3,012)	(22,422)	(8,389)
Other income	10	1	5	14
Net loss	$(12,267)	$(3,011)	$(22,417)	$(8,375)
Net loss per share, basic and diluted	$(0.53)	$(3.80)	$(2.67)	$(10.60)
Weighted average common shares outstanding, basic and diluted	23,114,715	792,790	8,402,277	790,175

The accompanying notes are an integral part of these condensed financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2020	32,450,000	$32,373	—	$—	792,791	$—	$33	$(11,246)	$(11,213)
Vesting of restricted common stock	—	—	—	—	3,944	—	1	—	1
Stock based compensation	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(3,011)	(3,011)
Balance at September 30, 2020	32,450,000	$32,373	—	$—	796,735	$—	$49	$(14,257)	$(14,208)
Balance at June 30, 2021	—	$—	—	$—	22,794,620	$2	$188,632	$(33,297)	$155,337
Vesting of restricted common stock	—	—	—	—	3,944	—	1	—	1
Stock based compensation	—	—	—	—	—	—	659	—	659
Issuance of initial public offering common stock, net	—	—	—	—	403,407	—	5,898	—	5,898
Net loss	—	—	—	—	—	—	—	(12,267)	(12,267)
Balance at September 30, 2021	—	$—	—	$—	23,201,971	$2	$195,190	$(45,564)	$149,628

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	7,266,750	$7,190	—	$—	788,847	$—	$9	$(5,882)	$(5,873)
Issuance of Series A convertible preferred stock, net of issuance costs of $77	25,183,250	25,183	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	7,888	—	4	—	4
Stock based compensation	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	(8,375)	(8,375)
Balance at September 30, 2020	32,450,000	$32,373	—	$—	796,735	$—	$49	$(14,257)	$(14,208)
Balance at December 31, 2020	32,450,000	$32,373	34,043,889	$64,815	800,679	$—	$66	$(23,147)	$(23,081)
Vesting of restricted common stock	—	—	—	—	11,832	—	5	—	5
Stock based compensation	—	—	—	—	—	—	882	—	882
Issuance of initial public offering common stock, net	(32,450,000)	(32,373)	(34,043,889)	(64,815)	22,389,460	2	194,237	—	194,239
Net loss	—	—	—	—	—	—	—	(22,417)	(22,417)
Balance at September 30, 2021	—	$—	—	$—	23,201,971	$2	$195,190	$(45,564)	$149,628

The accompanying notes are an integral part of these condensed financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities
Net loss	$(22,417)	$(8,375)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	882	36
Depreciation and amortization expense	13	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,826)	(1,244)
Accounts payable	(244)	199
Accrued expenses	2,339	469
Net cash used in operating activities	(21,253)	(8,915)
Financing activities
Proceeds from the issuance of restricted common stock	—	20
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	97,062	—
Proceeds from the issuance of convertible preferred stock	—	25,183
Cash paid for issuance costs of convertible preferred stock	(11)	—
Net cash provided by financing activities	97,051	25,203
Increase in cash and cash equivalents	75,798	16,288
Cash and cash equivalents, beginning of period	79,400	1,740
Cash and cash equivalents, end of period	$155,198	$18,028
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock upon IPO	$97,188	$—

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

Initial Public Offering

On June 29, 2021, the Company closed its initial public offering, (“IPO”) and issued 6,250,000 shares of its common stock at a price of $16.00 per share for net proceeds of $91,059, after deducting underwriting discounts, commissions, and other expenses of $8,941. In connection with the IPO, all shares of Series A and Series B convertible preferred stock converted into 15,736,053 shares of common stock. Additional issuance cost of $11 was paid for convertible preferred stock in 2021. On July 19, 2021, in connection with the Company’s IPO, the underwriters exercised the right to purchase an additional 403,407 shares of the Company’s common stock at a price of $16.00 per share for net proceeds of $6,003, after deducting underwriting discounts of $452.

Liquidity

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $12,267 and $3,011 for the three months ended September 30, 2021 and 2020, respectively, and $22,417 and $8,375 for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $45,564 as of September 30, 2021. The Company has funded its operations primarily through proceeds from its IPO and the sale of convertible preferred stock. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations.

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

The Company believes that the $155.2 million of cash and cash equivalents on hand as of September 30, 2021 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

On June 17, 2021, the Company effected a 1.0-for-4.225582 reverse stock split of its issued and outstanding shares of common stock and proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. As of December 31, 2020, the Company had one vendor that accounted for approximately 95% of the total accounts payable. As of September 30, 2021, the Company had two vendors that accounted for approximately 86% of the total accounts payable. During the three months ended September 30, 2021, the Company had three vendors that accounted for approximately 74% its research and development expense. During the nine months ended September 30, 2021, the Company had two vendors that accounted for approximately 58% its research and development expense.

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since Inception. As of September 30, 2021 and 2020, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended September 30, 2021 and 2020 were $18 and $13, respectively.  Intellectual property related expenses for the nine months ended September 30, 2021 and 2020 were $173 and $118, respectively.

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

3. Fair value measurements of financial assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of September 30, 2021
	Fair Value		Unrealized	Unrealized	Fair
	Hierarchy	Cost	gains	losses	value
Money market funds included in cash and cash equivalents	Level 1	$64,515	$—	$—	$64,515

	As of December 31, 2020
	Fair Value		Unrealized	Unrealized	Fair
	Hierarchy	Cost	gains	losses	value
Money market funds included in cash and cash equivalents	Level 1	$76,013	$—	$—	$76,013

During the three and nine months ended September 30, 2021, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accrued preclinical and clinical trial costs	$2,276	$505
Accrued compensation	901	429
Accrued consulting	52	127
Accrued professional services	174	28
Accrued other	42	17
Total accrued expenses	$3,445	$1,106

5. Convertible preferred stock

The Company had issued Series A and Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”). As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 66,493,889 shares of $0.0001 par value convertible preferred stock, of which 32,450,000 were designated as Series A convertible preferred stock (“Series A”) and 34,043,889 were designated as Series B convertible preferred stock (“Series B”). As of December 31, 2020, all of the Company’s Convertible Preferred Stock was classified outside of stockholders’ deficit because the shares contained deemed liquidation rights that were a contingent redemption feature not solely within the control of the Company.

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

Conversion

Upon the closing of the IPO in June 2021, all shares of convertible preferred stock then outstanding were automatically converted into 15,736,053 shares of common stock. No convertible stock was outstanding as of September 30, 2021.

6. Common stock

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any.

Reverse Stock Split

On June 17, 2021, the Company effected a 1.0-for-4.225582 reverse stock split of its issued and outstanding shares of common stock and proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

On June 29, 2021, the Company closed its initial public offering (“IPO”) and issued 6,250,000 shares of its common stock at a price of $16.00 per share for net proceeds of $91,059, after deducting underwriting discounts and commissions and expenses of $8,941. In connection with the IPO, all shares of Series A and Series B convertible preferred stock converted into 15,736,053 shares of common stock. On July 19, 2021, in connection with the Company’s IPO, the underwriters exercised the right to purchase 403,407 shares of the Company’s common stock at a price of $16.00 per share for net proceeds of $6,003, after deduction underwriting discounts of $452.

As of September 30, 2021, 23,225,637 and 23,201,971 shares of common stock were issued and outstanding, respectively, including 788,847 shares issued to founders. As of December 31, 2020, 836,177 and 800,679 shares of common stock were issued and outstanding, respectively, including 788,847 shared issued to founders. The Company has reserved a total of 27,565,320 shares of common stock as of September 30, 2021 for common stock outstanding, the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s 2021 Stock Incentive Plan.

7. Stock-based compensation

Stock-based compensation expense as reflected in the Company’s statements of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$83	$8	$157	$16
General and administrative	576	7	725	20
Stock-based compensation expense included in operating expenses	$659	$15	$882	$36

2021 Equity Incentive Plan

The Company has adopted the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company has initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors.

2019 Stock Incentive Plan

The Company’s Board of Directors adopted the Company’s 2019 Stock Incentive Plan, (“2019 Plan”) in May 2019 to provide long-term incentives for its employees, non-employee directors and certain consultants. For the nine months ended September 30, 2021, 1,016,337 options were granted under the 2019 Plan, which terminated in connection with the Company’s IPO. The Company will not grant any additional awards under the 2019 Plan thereafter.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company has initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the board of directors in any particular year. The aggregate number of shares issued over the term of the ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2021:

		Weighted-	Weighted- average
		average	remaining contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at December 31, 2020	1,761,062	$0.95	9.54	$723
Granted	1,088,000	7.78	—	3,087
Outstanding at September 30, 2021	2,849,062	3.56	9.13	$12,056
Vested at September 30, 2021	398,157	0.96	8.30	$2,805
Vested and expected to vest at September 30, 2021	2,849,062	$3.56	9.13	$12,056

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2020:

		Weighted-	Weighted- average
		average	remaining contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at December 31, 2019	459,650	$0.43	9.72	$—
Granted	364,889	0.43	—	—
Early exercise	(47,330)	0.43	—	—
Outstanding at September 30, 2020	777,209	0.43	9.20	$—
Vested at September 30, 2020	—	—	—	$—
Vested and expected to vest at September 30, 2020	777,209	$0.43	9.20	$—

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $5.17 and $0.27 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.19%	—%	0.95 - 1.19%	0.2 - 0.75%
Volatility	76%	—%	76-77%	75-76%
Dividend yield	0.00%	—%	0.00%	0.00%
Expected term (years)	6	—	6	3-6

The fair value of options that vested during the nine months ended September 30, 2021 and 2020 was $304 and $0, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $454 and $14 during the three months ended September 30, 2021 and 2020, respectively, and $662 and $35 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $6,227 of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 3.4 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $10 and $15 as a liability from the early exercise in the accompanying balance sheets as of September 30, 2021 and December 31, 2020, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of $1 and $3 during the three and nine months ended September 30, 2021, respectively.

Restricted Stock Units

The Company issues RSUs to employees that generally vest over a four-year period with 25% of awards vesting after one year and then monthly thereafter. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to restricted stock units:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2020	—	$—
Granted	200,996	16.00
Unvested at September 30, 2021	200,996	16.00

The Company recorded stock-based compensation expense of $204 and $217 for the three and nine months ended September 30, 2021, related to RSUs. As of September 30, 2021, the total unrecognized expense related to all RSUs was $3,000, which the Company expects to recognize over a weighted-average period of 3.7 years.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3,500 was expensed as research and development expenses in the statement of operations for the period from Inception through December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone during the nine months ended September 30, 2021 and 2020, and concluded no such payments were required.

Other Research Arrangements

On June 14, 2021, the Company entered into a collaboration agreement (the “Caris Agreement”) with Caris Life Sciences (“Caris”). Under the terms of the Caris Agreement, Caris will identify targets for the collaboration and provide those targets to the Company at regular intervals for review and approval. Once a target is selected by the collaboration’s joint steering committee, the collaboration will retain exclusive access to the selected targets. The financial terms surrounding development and commercialization of each product candidate identified for the collaboration and included in the Caris Agreement vary based on the level of participation elected by each party in the development and commercialization efforts following identification of a target. There are no upfront or milestone payments or royalties due to either party under the collaboration. With respect to proceeds from a product resulting from the collaboration, Caris will be entitled to an initial percentage ranging from the mid-single digits to low teens with the remaining proceeds allocated based on each party’s pro rata share of expenses incurred in development of the product.

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

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(12,267)	$(3,011)	$(22,417)	$(8,375)
Weighted average common stock outstanding, basic and diluted	23,114,715	792,790	8,402,277	790,175
Net loss per share, basic and diluted	$(0.53)	$(3.80)	$(2.67)	$(10.60)

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

	September 30,
	2021	2020
Convertible preferred shares	—	32,450,000
Outstanding stock options	2,849,062	777,209
Unvested restricted stock	23,666	39,442
Unvested RSUs	200,996	—
	3,073,724	33,266,651

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

Our lead program is focused on NRG1 fusions, which are rare genomic alterations that have recently been identified as oncogenic driver alterations and that we believe have the potential to be therapeutically actionable through targeted HER3 inhibition. We have designed and initiated our potentially registration-enabling Phase 2 CRESTONE trial to investigate the safety and efficacy of seribantumab, an anti-HER3 monoclonal antibody, in advanced solid tumors harboring an NRG1 fusion. We are conducting this trial in a tumor-agnostic fashion, such that any patient with a solid tumor that harbors an NRG1 fusion, regardless of the tissue of origin, may be eligible. We believe that the design and conduct of the CRESTONE trial has the possibility to produce results that may provide support for us to seek accelerated approval of seribantumab for patients with advanced solid tumors harboring an NRG1 fusion, subject to discussions with the FDA. Any accelerated marketing approval is subject to continued discussions with the FDA, and agreement on post-approval confirmatory trials to confirm an anticipated clinical benefit. If the CRESTONE trial meets its primary endpoint, and subject to continued discussions with the FDA, we anticipate submitting a BLA under an accelerated approval pathway for the treatment of patients with solid tumors harboring an NRG1 fusion. Even if the CRESTONE trial meets its primary endpoint, there can be no assurance that the FDA or other regulators will find such data sufficient to support a BLA submission or that additional trials will not be required. Further updates on the CRESTONE trial may be provided following additional information including, but not limited to, interactions with the FDA or other regulators, with whom we plan to discuss the interim clinical data and any resulting development pathways and opportunities. We expect to complete enrollment of the first 20 patients in Cohort 1 of CRESTONE in mid-2022. We also anticipate presenting initial clinical data at a major medical meeting in mid-2022, which will include results from approximately 10 patients from Cohort 1 with meaningful follow-up who have been treated with seribantumab at 3 grams weekly.

We intend to continue to expand our pipeline by leveraging our partnerships, as well as our own internal expertise and capabilities, to potentially accelerate the identification of additional actionable oncogenic targets that are unique drivers of cancer and are suitable for therapeutic intervention. We then expect to in-license, acquire or discover assets with potential against those identified oncogenic driver targets. In June 2021, we announced a joint discovery and development collaboration with Caris Life Sciences focused on identifying actionable oncogenic fusions and driver alterations and jointly discovering and developing therapeutics to target them. Through this collaboration, we continually leverage Caris’s screening capabilities to identify potential targets. Caris and we can then elect to initiate a novel drug discovery program for those targets, or evaluate existing therapeutics for potential in-licensing or product acquisition, while retaining exclusive access to all targets selected by the parties.

We were incorporated in April 2019. We have devoted substantially all of our resources to developing our lead product candidate, initiating the CRESTONE clinical trial, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock and our initial public offering, or IPO. On June 29, 2021, we closed our IPO and issued 6,250,000 shares of our common stock at a price of $16.00 per share, for net proceeds of $91.1 million, after deducting underwriting discounts, commissions, and other expenses of $8.9 million. In connection with the IPO, all shares of Series A and Series B convertible preferred stock outstanding automatically converted into 15,736,053 shares of common stock. On July 19, 2021, in connection with our IPO, the underwriters exercised the right to purchase 403,407 shares of our common stock at a price of $16.00 for net proceeds of $6.0 million.  Prior to our IPO, we had received net proceeds of approximately $97.2 million from sales of our convertible preferred stock.

Since inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of 12.3or more of our current or future product candidates. Our net losses were $12.3 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $22.4 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $45.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash and cash equivalents of $155.2 million as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Seribantumab	$7,745	$1,806	$13,881	$4,717
Unallocated and other research and development expenses	611	378	1,240	1,505
Unallocated personnel costs (including stock based compensation)	942	366	2,225	820
Total research and development expenses	$9,298	$2,550	$17,346	$7,042

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

Results of Operations

Three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$9,298	$2,550	$6,748
General and administrative	2,979	462	2,517
Total operating expenses	12,277	3,012	9,265
Loss from operations	(12,277)	(3,012)	(9,265)
Other income	10	1	9
Net loss	$(12,267)	$(3,011)	$(9,256)

Research and Development Expenses

Research and development expenses were $9.3 million for the three months ended September 30, 2021, compared to $2.6 million for the three months ended September 30, 2020. The increase of $6.7 million was primarily due to a $4.9 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $1.1 million increase in clinical trial expenses associated with the CRESTONE clinical trial, a $0.5 million increase in employee related costs, including stock-based compensation, and an increase of $0.2 million in regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020. The increase of $2.5 million was primarily due to an increase of $1.3 million in personnel costs, including stock-based compensation, an increase of $0.9 million in administrative costs including Directors and Officers insurance, and an increase of $0.3 million of professional fees and other consulting costs.

Nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$17,346	$7,042	$10,304
General and administrative	5,076	1,347	3,729
Total operating expenses	22,422	8,389	14,033
Loss from operations	(22,422)	(8,389)	(14,033)
Other income	5	14	(9)
Net loss	$(22,417)	$(8,375)	$(14,042)

Research and Development Expenses

Research and development expenses were $17.3 million for the nine months ended September 30, 2021, compared to $7.0 million for the nine months ended September 30, 2020. The increase of $10.3 million was primarily due to a $5.7 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $3.5 million increase in clinical trial expenses associated with the CRESTONE clinical trial, a $1.4 million increase in employee related costs, including stock-based compensation, partially offset by a $0.3 million reduction in regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the nine months ended September 30, 2021, compared to $1.3 million for the nine months ended September 30, 2020. The increase of $3.7 million was primarily due to an increase of $1.8 million in personnel costs, including stock-based compensation, an increase of $0.9 million of professional fees and consulting costs, and an increase of $1.0 million in administrative costs including Directors and Officers insurance.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

On June 29, 2021, we closed our IPO and issued 6,250,000 shares of our common stock for net proceeds of approximately $91.1 million. On July 19, 2021, in conjunction with our IPO, the underwriters exercised the right to purchase 403,407 shares of our common stock at a price of $16.00 per share for net proceeds of $6.0 million.  Prior to our IPO, we had received net proceeds of approximately $97.2 million from the sale of our convertible preferred stock. As of September 30, 2021, we had cash and cash equivalents of $155.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30,
	2021	2020

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(21,253)	$(8,915)
Cash provided by financing activities	97,051	25,203
Net increase in cash and cash equivalents	$75,798	$16,288

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $21.3 million, which consisted primarily of our net loss of $22.3 million, partially offset by $0.1 million of cash used in changes in our operating assets and liabilities, and $0.9 million of stock-based compensation expense. Net cash used in changes in our operating assets and liabilities consisted primarily of a decrease in accrued expenses due to the timing of payments related to research and development costs.

During the nine months ended September 30, 2020, cash used in operating activities was $8.9 million, which consisted primarily of our net loss of $8.4 million and $0.5 million of cash used in changes in our operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2021 and 2020, there was no cash used in or provided by investing activities.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $97.1 million, which consisted of net proceeds from the issuance of common stock upon the completion of our IPO. During the nine months ended September 30, 2020, cash provided by financing activities was $25.2 million which consisted of net proceeds from the sale and issuance of our Series A convertible preferred stock.

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

We believe our cash and cash equivalents of $155.2 million as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the SEC on June 25, 2021 in connection with our IPO (the “Prospectus”), the notes to our audited financial statements appearing in the Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2021 from those discussed in our Prospectus.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the year ended December 31, 2020 and for the nine months ended September 30, 2021 we had a net loss of $17.3 million and $22.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $45.6 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the acquisition and clinical development of our lead product candidate, seribantumab. To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock and our initial public offering. From inception through September 30, 2021, we received an aggregate of $97.2 million in net proceeds from sale of our convertible preferred stock. We received an aggregate of $97.1 million in net proceeds from our initial public offering. As of September 30, 2021, our cash and cash equivalents were $155.2 million.

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

We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, there can be no assurance that any of our product candidates will receive regulatory approval in the United States, or other jurisdictions. Most applications for standard review biologic products are reviewed within 10 to 12 months; most applications for priority review biologics are reviewed in six to eight months. Priority review can be applied to biologics that the FDA determines may offer significant improvement in safety or effectiveness compared to marketed products or where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

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

Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. We may seek accelerated approval for seribantumab on the basis of ORR with an acceptable duration of response, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit.

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

As of September 30, 2021, we had 17 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if seribantumab or any of our future product candidates receives marketing approval, sales, marketing and distribution. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Further, rapid expansion of our workforce while remaining a virtual company and working through the COVID-19 pandemic may have a detrimental impact on employee morale and cohesion.

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

Furthermore, future patents may be subject to a reservation of rights by one or more third parties. For example, to the extent the research resulting in future patent rights or technologies is funded in the future in part by the U.S. government, the government could have certain rights in any resulting patents and technology, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf for non-commercial purposes. If the U.S. government then decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may also permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government may also exercise its march-in rights if it determines that action is necessary because we failed to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of aforementioned proprietary rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our potential collaboration partners’ patent applications and the enforcement or defense of our or our future collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

We or any future licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or any future licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or any future licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or any future licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2021, we have outstanding a total of 23,201,971 shares of common stock. Of these shares, only 6,653,407 shares of common stock sold in our initial public offering, are freely tradable, without restriction, in the public market. Each of our officers, directors and substantially all of our stockholders have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares. These lock-up agreements expire on December 22, 2021. However, our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of September 30, 2021, up to an additional 16,572,230 shares of common stock will be eligible for sale in the public market, approximately 3,187,769 of which are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of our common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

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

Based on the beneficial ownership of our common stock as of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Select Market. Under Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the

SEC following the date we are no longer an EGC. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On June 29, 2021, the Company closed its initial public offering, and issued 6,250,000 shares of its common stock at a price of $16.00 per share for net proceeds of $91.1 million, after deducting underwriting discounts, commissions, and other expenses of $8.9 million. On July 19, 2021, in connection with the Company’s IPO, the underwriters exercised the right to purchase 403,407 shares of the Company’s common stock at a price of $16.00 per share for net proceeds of $6.0 million, after deduction underwriting discounts of $0.5 million.

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

Date: November 12, 2021

ELEVATION ONCOLOGY, INC.

By:	/s/Shawn Leland
Name:	Shawn Leland
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/Joseph Ferra
Name:	Joseph Ferra
Title:	Chief Financial Officer
(Principal Financial Officer)