Form 10-Q
period 2022-03-31
Elevation Oncology, Inc.
filed 2022-05-05
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 23,253,966 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$53,008	$146,284
Marketable securities, available for sale	79,054	—
Prepaid expenses and other current assets	2,187	3,140
Total current assets	134,249	149,424
Property and equipment, net	34	38
Other non-current assets	25	32
Total assets	$134,308	$149,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$882	$5,648
Accrued expenses	9,553	3,141
Total current liabilities	10,435	8,789
Non-current liabilities:
Restricted stock repurchase liability	7	8
Total liabilities	10,442	8,797

Commitments and contingencies (see note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 23,269,742 and 23,225,637 issued as of March 31, 2022 and December 31, 2021, respectively; 23,253,966 and 23,205,915 outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	196,529	195,881
Accumulated other comprehensive loss	(204)	—
Accumulated deficit	(72,461)	(55,186)
Total stockholders’ equity	123,866	140,697
Total liabilities and stockholders’ equity	$134,308	$149,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$13,575	$4,134
General and administrative	3,793	952
Total operating expenses	17,368	5,086
Loss from operations	(17,368)	(5,086)
Other income (expense), net	93	(5)
Net loss	$(17,275)	$(5,091)
Net loss per share, basic and diluted	$(0.74)	$(6.36)
Weighted average common shares outstanding, basic and diluted	23,216,206	800,679

Comprehensive loss:
Net loss	$(17,275)	$(5,091)
Other comprehensive loss:
Unrealized loss on marketable securities	(204)	—
Total other comprehensive loss	$(204)	$—
Total comprehensive loss	$(17,479)	$(5,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Series A Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	32,450,000	$32,373	34,043,889	$64,815	800,679	$—	$66	$—	$(23,147)	$(23,081)
Vesting of restricted common stock	—	—	—	—	3,944	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	—	—	—	(5,091)	(5,091)
Balance at March 31, 2021	32,450,000	$32,373	34,043,889	$64,815	804,623	$—	$133	$—	$(28,238)	$(28,105)

								Accumulated
	Series A Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	—	$—	23,205,915	$2	$195,881	$—	$(55,186)	$140,697
Vesting of restricted common stock	—	—	—	—	3,946	—	2	—	—	2
Issuance of common stock upon stock option exercises	—	—	—	—	44,105	—	19	—	—	19
Stock-based compensation	—	—	—	—	—	—	627	—	—	627
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	—	—	(17,275)	(17,275)
Balance at March 31, 2022	—	$—	—	$—	23,253,966	$2	$196,529	$(204)	$(72,461)	$123,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(17,275)	$(5,091)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	627	65
Accretion of premium and interest on marketable securities	13	—
Depreciation expense	4	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	960	(347)
Accounts payable	(4,765)	(5,007)
Accrued expenses	6,412	899
Net cash used in operating activities	(14,024)	(9,477)
Investing activities
Purchase of marketable securities	(79,271)	—
Net cash used in investing activities	(79,271)	—
Financing activities
Cash paid for issuance costs of convertible preferred stock	—	(11)
Proceeds from issuance of common stock upon stock option exercises	19	—
Net cash provided by (used in) financing activities	19	(11)
Decrease in cash and cash equivalents	(93,276)	(9,488)
Cash and cash equivalents, beginning of period	146,284	79,400
Cash and cash equivalents, end of period	$53,008	$69,912
Supplemental disclosure of non-cash financing activities
Deferred offering costs in accrued expenses	$—	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

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

Liquidity

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $17.3 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $72.5 million as of March 31, 2022. Through March 31, 2022, the Company has funded its operations with proceeds from the sale of convertible preferred stock and proceeds from the initial public offering (“IPO”) completed in June 2021. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Elevation Oncology Securities Corporation, which was established on November 19, 2021. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation of unaudited interim consolidated financial statements

The condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2021 condensed consolidated balance sheet was derived from the December 31, 2021 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

Significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs were expensed immediately as a charge to operating expenses in the statements of operations. The Company had $0.5 million of deferred offering costs for the three months ended March 31, 2021.

Concentrations of credit risk and significant suppliers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s money market funds are invested in highly rated funds. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and does not believe that it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. As of March 31, 2022, the Company had two vendors that accounted for approximately 41% of the total accounts payable. During the three months ended March 31, 2022, the Company had two vendors that accounted for approximately 77% of its research and development expense. During the three months ended March 31, 2021, the Company had two vendors that, combined, represented approximately 56% of its research and development expense. As of December 31, 2021, the Company had one vendor that accounted for approximately 74% of the total accounts payable.

Fair value measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Non-observable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets and accounts payable, approximate fair value due to the short-term nature of these items.

Marketable Securities, Available for Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date.

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity (deficit) until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for accretion of premiums and amortization of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

Comprehensive Income (Loss)

The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since Inception. As of March 31, 2022 and 2021, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended March 31, 2022 and 2021 were $0.1 million, respectively.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 on January 1, 2022, using the modified retrospective method for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company has adopted ASU 2019-12 on January 1, 2022. The adoption of the standard did not have a material impact on the Company’s financial position,  results of operations or cash flows.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities
Asset-backed securities	$—	$9,633	$—	$9,633
Corporate debt securities	—	20,664	—	20,664
Commercial paper	—	25,104	—	25,104
U.S. Government debt securities	—	23,653	—	23,653
Total	$—	$79,054	$—	$79,054

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds included in cash and cash equivalents	$106,000	$—	$—	$106,000

During the three months ended March 31, 2022 and December 31, 2021, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2022 (in thousands). The Company did not hold any marketable securities as of December 31, 2021.

	As of March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Asset-backed securities	$9,676	$—	$(43)	$9,633
Corporate debt securities	20,819	—	(155)	20,664
Commercial paper	25,104	—	—	25,104
U.S. Government debt securities	23,659	2	(8)	23,653
Total	$79,258	$2	$(206)	$79,054

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued preclinical and clinical trial costs	$8,282	$1,260
Accrued compensation	565	1,059
Accrued consulting	92	77
Accrued professional services	507	499
Accrued other	107	246
Total accrued expenses	$9,553	$3,141

6. Convertible Preferred Stock

As of November 10, 2020, the Company had issued Series A and Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”).

On June 29, 2021, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

7. Equity

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of March 31, 2022 and December 31, 2021, respectively. The authorized preferred stock was classified under stockholders’ equity at March 31, 2022 and December 31, 2021.

Common stock

As of March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

8. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$83	$27
General and administrative	544	38
Stock-based compensation expense included in operating expenses	$627	$65

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which it is able to issue equity to employees, board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company has initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. Of this amount, 1,712,174 shares were available for future grants as of March 31, 2022. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. As such, 1,160,296 shares were added to the Plan in January 2022.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company has initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the board of directors in any particular year. As such, 232,059 shares were added to the Plan in January 2022.

The aggregate number of shares issued over the term of the ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,314,200	3.46
Exercised	(44,105)	0.43
Cancelled	(145,787)	4.10
Outstanding at March 31, 2022	4,146,107	2.55	9.31	$2,529
Vested at March 31, 2022	760,028	1.37	8.23	$1,188
Vested and expected to vest at March 31, 2022	4,146,107	$2.55	9.31	$2,529

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2021:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term ( in years)	(in thousands)
Outstanding at December 31, 2020	1,761,062	$0.95	9.54	$723
Granted	39,663	1.36	—	—
Outstanding at March 31, 2021	1,800,725	0.96	9.30	$3,842
Vested at March 31, 2021	242,240	0.43	8.57	$645
Vested and expected to vest at March 31, 2021	1,701,566	$0.94	9.28	$3,670

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $2.31 and $0.90 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2022	2021
Risk-free interest rate	1.62 - 2.41%	0.95%
Volatility	75-76%	77%
Dividend yield	0.00%	0.00%
Expected term (years)	6	6

The fair value of options that vested during the three months ended March 31, 2022 and 2021 was $0.7 and less than $0.1 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.4 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $8.4 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 3.3 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.01 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of less than $0.1 million during the three months ended March 31, 2022 and 2021.

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

The following table summarizes activity related to restricted stock units:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2021	200,996	$16.00
Granted	—	—
Unvested at March 31, 2022	200,996	16.00

The Company recorded stock-based compensation expense of $0.2 million for the three months ended March 31, 2022, related to RSUs. As of March 31, 2022, the total unrecognized expense related to all RSUs was $2.6 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of March 31, 2022 and 2021, and concluded no such payments were required.

Other Research Arrangements

In June 2021, the Company entered into a collaboration agreement with Caris (the “Caris Agreement”). Under the terms of the Caris Agreement, Caris will identify targets for the collaboration and provide those targets to the Company at regular intervals for review and approval. Once a target is selected by the collaboration’s joint steering committee, the collaboration will retain access to the selected targets.

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

10. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits from Inception to the date of these condensed consolidated financial statements.

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended
	March 31,
	2022	2021
Net loss	$(17,275)	$(5,091)
Weighted average common stock outstanding, basic and diluted	23,216,206	800,679
Net loss per share, basic and diluted	$(0.74)	$(6.36)

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

	March 31,
	2022	2021
Convertible preferred shares	—	15,736,031
Outstanding stock options	4,146,107	1,800,732
Unvested restricted stock	15,776	31,554
Unvested RSUs	200,996	—
	4,362,879	17,568,317

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

Our lead program is focused on NRG1 fusions, which are rare genomic alterations that have been identified as oncogenic driver alterations and that we believe have the potential to be therapeutically actionable through targeted HER3 inhibition. We have designed and initiated our potentially registration-enabling Phase 2 CRESTONE trial to investigate the safety and efficacy of seribantumab, an anti-HER3 monoclonal antibody, in advanced solid tumors harboring an NRG1 fusion. We are conducting this trial in a tumor-agnostic fashion, such that any patient with a solid tumor that harbors an NRG1 fusion, regardless of the tissue of origin, may be eligible. We believe that the design and conduct of the CRESTONE trial has the possibility to produce results that may provide support for us to seek accelerated approval of seribantumab for patients with advanced solid tumors harboring an NRG1 fusion, subject to discussions with the FDA. Any accelerated marketing approval is subject to continued discussions with the FDA, and agreement on post-approval confirmatory trials to confirm an anticipated clinical benefit. If the CRESTONE trial meets its primary endpoint, and subject to continued discussions with the FDA, we anticipate submitting a BLA under an accelerated approval pathway for the treatment of patients with solid tumors harboring an NRG1 fusion. Even if the CRESTONE trial meets its primary endpoint, there can be no assurance that the FDA or other regulators will find such data sufficient to support a BLA submission or that additional trials will not be required. Further updates on the CRESTONE trial may be provided following additional information including, but not limited to, interactions with the FDA or other regulators, with whom we plan to discuss the interim clinical data and any resulting development pathways and opportunities. We expect to complete enrollment of the first 20 patients in Cohort 1 of the CRESTONE study in mid-2022, and to present initial clinical data from approximately 10 patients from Cohort 1 of the CRESTONE study treated with seribantumab at 3 grams weekly at the American Society of Clinical Oncology (ASCO) 2022 Annual Meeting.

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

Since inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.3 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $72.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $132.1 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Impact of COVID-19

Since it was reported to have surfaced in December 2019, COVID 19 has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID 19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID 19 related clinical trials, among other restrictions. As a result, the current COVID 19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

While we are currently continuing the clinical trials we have underway, COVID 19 precautions may directly or indirectly impact the timeline for some of our clinical trials. To date, we have been able to continue to enroll our patients in our Phase 2 CRESTONE clinical trial and currently do not anticipate any interruptions of clinical enrollment. However, we are continuing to assess the potential impact of the COVID 19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

The full extent to which the COVID 19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID 19 and the actions taken to contain or treat COVID 19, as well as the economic impact on local, regional, national and international markets.

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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended
	March 31,
	2022	2021

Seribantumab	$10,903	$3,327
Unallocated and other research and development expenses	676	259
Unallocated personnel costs (including stock based compensation)	1,996	548
Total research and development expenses	$13,575	$4,134

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

Results of Operations

Three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$13,575	$4,134	$9,441
General and administrative	3,793	952	2,841
Total operating expenses	17,368	5,086	12,282
Loss from operations	(17,368)	(5,086)	(12,282)
Other income	93	(5)	98
Net loss	$(17,275)	$(5,091)	$(12,184)

Research and Development Expenses

Research and development expenses were $13.6 million for the three months ended March 31, 2022, compared to $4.1 million for the three months ended March 31, 2021. The increase of $9.4 million was primarily due to a $7.2 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $1.4 million increase in employee related costs, including stock-based compensation, and an increase of $0.8 million in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021. The increase of $2.8 million was primarily due to an increase of $1.4 million in personnel costs, including stock-based compensation, an increase of $1.1 million in administrative costs including Directors and Officers insurance, and an increase of $0.3 million of professional fees and other consulting costs.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through March 31, 2022, we have funded our operations with proceeds from the sale of convertible preferred stock and proceeds from our IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $132.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(14,024)	$(9,477)
Cash used in investing activities	(79,271)	—
Cash provided by (used in) financing activities	19	(11)
Net decrease in cash and cash equivalents	$(93,276)	$(9,488)

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $14.0 million, which consisted primarily of our net loss of $17.3 million, partially offset by $2.6 million of cash used in changes in our operating assets and liabilities, and $0.7 million of stock-based compensation expense. Net cash provided in changes in our operating assets and liabilities consisted primarily of an increase of $6.4 million in accrued expenses and an increase of $1.0 million in prepaid expenses and other assets, partially offset a decrease of $4.8 million in accounts payable, by due to the timing of payments related to research and development costs.

During the three months ended March 31, 2021, cash used in operating activities was $9.5 million, which consisted primarily of our net loss of $5.1 million and $4.4 million of cash used in changes in our operating assets and liabilities. Net cash used in changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable due to the timing of payments related to research and development costs.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $79.3 million, due to cash investment in marketable securities.

During the three months ended March 31, 2021, there was no cash used in or provided by investing activities.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million, due to proceeds from issuance of common stock upon stock option exercises.

During the three months ended March 31, 2021, cash used in financing activities consisted of issuance costs related to the sale and issuance of for our Series B convertible preferred stock during the year ended December 31, 2020 that were paid during the three months ended March 31, 2021.

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

We believe our cash, cash equivalents and marketable securities of $132.1 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”),  filed with the SEC on March 3, 2022 in connection with the notes to our audited financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2022, from those discussed in our Annual Report.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operation is disclosed in our condensed interim financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $132.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The current COVID 19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We have been and will continue to monitor and assess the COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For three months ended March 31, 2022 and 2021, we had a net loss of $17.3 million and $5.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of $72.5 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the acquisition and clinical development of our lead product candidate, seribantumab. To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock and proceeds from the sale of common stock in our IPO. As of March 31, 2022, our cash, cash equivalents and marketable securities were $132.1 million.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

The COVID-19 pandemic could adversely impact our business, including the conduct of our clinical trials and potential supply chain disruptions.

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

In addition, if our lead product candidate receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval of the drug;
●	we may be required to recall a product or change the way the drug is administered to patients;
●	regulatory authorities may require additional warnings in the labeling, such as a contraindication or a boxed warning, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	we may be required to implement a REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
●	we could be sued and held liable for harm caused to patients;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the drug could become less competitive; and
●	our reputation may suffer.

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

We may in the future choose to conduct one or more clinical trials outside the United States. Further, we may open sites for our CRESTONE trial that are located outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of these data alone unless the data is applicable to the U.S. population and U.S. medical practice, including availability of drugs as standard of care, and the trials were performed by clinical investigators of recognized competence and pursuant to GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many other regulatory authorities have similar approval requirements. In addition, such trials would be subject to the applicable local laws of the respective jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. We may seek accelerated approval for seribantumab on the basis of ORR with an acceptable duration of response, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. Whether the ORR we observe in CRESTONE will be adequate to support an accelerated approval for a tissue-agnostic indication for seribantumab will depend on a number of factors, including the response rate, the durability of the responses, the observed toxicity profile, prior therapies received, and the consistency of the ORR across tumor types, with efficacy not heavily weighted toward a specific tumor type. This analysis may be complicated by whether there is an available therapy against which to compare seribantumab for certain tumor types based on the patients we enroll.

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

Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit.  For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures, including reductions of Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing CRESTONE trial and our ongoing and planned preclinical studies and clinical trials of our future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of third parties on whom we rely, to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of precision oncology therapies for patients with undrugged, genetically-defined cancers with high unmet need. In particular, we expect that seribantumab will compete against other ERBB or HER3 inhibitors that target tumors with an NRG1 gene fusion. Several such candidates are currently in clinical development, including those of Merus N.V. (zenocutuzumab — MCLA 128), Hummingbird Bioscience Ltd. (HMBD 001 — 10D1F), AVEO Pharmaceuticals, Inc. (AV 203) and GamaMabs Pharma (9F7 F11).We may face further competition from companies pursuing the development of product candidates that are ERBB or HER3 inhibitors not currently in defined clinical plans for targeting tumors with an NRG1 fusion, including ISU ABXIS Co., Ltd, Daiichi Sankyo Company, Ltd, Celldex Therapeutics, Inc., GlaxoSmithKline PLC, Boehringer Ingelheim International GmbH, or others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of HER3 inhibitors in general, for instance, which could in turn negatively impact the regulatory approval process for seribantumab.

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

As of April 29, 2022, we had 39 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if seribantumab or any of our future product candidates receives marketing approval, sales, marketing and distribution. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Further, rapid expansion of our workforce while remaining a virtual company and working through the COVID-19 pandemic may have a detrimental impact on employee morale and cohesion.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and remotely, and as such, the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident, are increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of our current lead product candidate, we currently have only one U.S. application, as well as a corresponding Patent Cooperation Treaty (“PCT”) application, specifically covering the use of seribantumab to treat patients with tumors harboring an NRG1 fusion according to our CRESTONE clinical dosing regimen. Any patents issuing from these currently unpublished applications would expire in 2042, subject to any disclaimers or extensions.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report and the following:

●	enrollment or results of clinical trials of seribantumab or our future product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to seribantumab or any future product candidate;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for seribantumab or any future product candidates;

●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Ukraine;
●	natural disasters and other calamities; and
●	general economic, industry and market conditions and capital market disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine.

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

Based on the beneficial ownership of our common stock as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

Date: May 5, 2022

ELEVATION ONCOLOGY, INC.

By:	/s/ Shawn M Leland
Name:	Shawn M Leland
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)