Form 10-Q
period 2022-06-30
Elevation Oncology, Inc.
filed 2022-08-04
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	ELEV	The Nasdaq Stock Market LLC

As of July 29, 2022, there were 23,289,064 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information	4

Item 1.	Condensed Consolidated Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

Part II	Other Information	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3.	Defaults Upon Senior Securities	92

Item 4.	Mine Safety Disclosures	92

Item 5.	Other Information	92

Item 6.	Exhibits	92

Exhibit Index		93

Signatures		94

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize our product candidates;
●	the timing of our preclinical studies and clinical trials for our product candidates;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, our product candidates;
●	our ability to maintain and expand access to human genetics data;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to establish and maintain collaborations, including our existing joint ventures;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	the effects of the COVID-19 pandemic on any of the above or any other aspect of our business operations; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$53,882	$146,284
Marketable securities, available for sale	68,660	—
Prepaid expenses and other current assets	1,143	3,140
Total current assets	123,685	149,424
Property and equipment, net	30	38
Other non-current assets	67	32
Total assets	$123,782	$149,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,296	$5,648
Accrued expenses	17,798	3,141
Total current liabilities	19,094	8,789
Non-current liabilities:
Restricted stock repurchase liability	5	8
Total liabilities	19,099	8,797

Commitments and contingencies (see note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 23,300,896 and 23,225,637 issued as of June 30, 2022 and December 31, 2021, respectively; 23,289,064 and 23,205,915 outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	197,368	195,881
Accumulated other comprehensive loss	(275)	—
Treasury stock; 19,095 shares as of June 30, 2022; at cost	(25)	—
Accumulated deficit	(92,387)	(55,186)
Total stockholders’ equity	104,683	140,697
Total liabilities and stockholders’ equity	$123,782	$149,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,300	$3,914	$29,875	$8,048
General and administrative	3,813	1,145	7,606	2,097
Total operating expenses	20,113	5,059	37,481	10,145
Loss from operations	(20,113)	(5,059)	(37,481)	(10,145)
Other income (expense), net	187	—	280	(5)
Net loss	$(19,926)	$(5,059)	$(37,201)	$(10,150)
Net loss per share, basic and diluted	$(0.86)	$(4.84)	$(1.60)	$(10.98)
Weighted average common shares outstanding, basic and diluted	23,258,759	1,046,228	23,237,600	924,131

Comprehensive loss:
Net loss	$(19,926)	$(5,059)	$(37,201)	$(10,150)
Other comprehensive loss:
Unrealized loss on marketable securities	(71)	—	(275)	—
Total other comprehensive loss	(71)	—	(275)	—
Total comprehensive loss	$(19,997)	$(5,059)	$(37,476)	$(10,150)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	32,450,000	$32,373	34,043,889	$64,815	800,679	$—	$66	$—	$—	$(23,147)	$(23,081)
Vesting of restricted common stock	—	—	—	—	7,888	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	—	—	223	—	—	—	223
Issuance of initial public offering common stock, net	(32,450,000)	(32,373)	(34,043,889)	(64,815)	21,986,053	2	188,338	—	—	—	188,340
Net loss	—	—	—	—	—	—	—	—	—	(10,150)	(10,150)
Balance at June 30, 2021	—	$—	—	$—	22,794,620	$2	$188,632	$—	$—	$(33,297)	$155,337

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	—	$—	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	—	—	—	—	7,890	—	4	—	—	—	4
Issuance of common stock upon stock option exercises	—	—	—	—	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	—	—	—	—	1,464	—	—	—	1,464
Common stock repurchase	—	—	—	—	31,154	—	—	(25)	—	—	(25)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	—	—	—	(37,201)	(37,201)
Balance at June 30, 2022	—	$—	—	$—	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity (Deficit)
Balance at March 31, 2021	32,450,000	$32,373	34,043,889	$64,815	804,623	$—	$133	$—	$—	$(28,238)	$(28,105)
Vesting of restricted common stock	—	—	—	—	3,944	—	3	—	—	—	3
Stock based compensation	—	—	—	—	—	—	158	—	—	—	158
Issuance of initial public offering common stock, net	(32,450,000)	(32,373)	(34,043,889)	(64,815)	21,986,053	2	188,338	—	—	—	188,340
Net loss	—	—	—	—	—	—	—	—	—	(5,059)	(5,059)
Balance at June 30, 2021	—	$—	—	$—	22,794,620	$2	$188,632	$—	$—	$(33,297)	$155,337

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity (Deficit)
Balance at March 31, 2022	—	$—	—	$—	23,253,966	$2	$196,529	$—	$(204)	$(72,461)	$123,866
Vesting of restricted common stock	—	—	—	—	3,944	—	2	—	—	—	2
Stock based compensation	—	—	—	—	—	—	837	—	—	—	837
Common stock repurchase	—	—	—	—	31,154	—	—	(25)	—	—	(25)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	—	—	(19,926)	(19,926)
Balance at June 30, 2022	—	$—	—	$—	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(37,201)	$(10,150)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	1,464	223
Accretion of premium and interest on marketable securities	10	—
Depreciation expense	9	10
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,963	453
Accounts payable	(4,353)	(4,992)
Accrued expenses	14,657	1,107
Net cash used in operating activities	(23,451)	(13,349)
Investing activities
Purchase of marketable securities	(85,245)	—
Proceeds from sales and maturities of marketable securities	16,300	—
Net cash used in investing activities	(68,945)	—
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	91,977
Cash paid for issuance costs of convertible preferred stock	—	(11)
Proceeds from issuance of common stock upon stock option exercises	19	—
Common stock repurchase	(25)	—
Net cash (used in) provided by financing activities	(6)	91,966
(Decrease) increase in cash and cash equivalents	(92,402)	78,617
Cash and cash equivalents, beginning of period	146,284	79,400
Cash and cash equivalents, end of period	$53,882	$158,017
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock upon IPO	$—	$97,188
Deferred offering costs in accrued expenses	$—	$816
Common stock repurchase in accrued expenses	$25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company” or “Elevation”), which was formerly known as 14ner, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is a clinical-stage biopharmaceutical company focused on the development of precision medicines for patients with genomically defined cancers. The Company acquired its most advanced product candidate, seribantumab, pursuant to an asset purchase agreement executed with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”) during the period ended December 31, 2019 (see Note 9). Seribantumab has been shown preclinically to inhibit tumor growth driven by NRG1 fusions and is currently being tested in the Company’s Phase 2 CRESTONE clinical trial for patients with tumors of any origin that have an NRG1 fusion. The Company is actively evaluating opportunities for pipeline expansion including prioritizing additional targeted therapy approaches in tumor types defined by genomic driver alterations.

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

Liquidity

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $19.9 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively, $37.2 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $92.4 million as of June 30, 2022. Through June 30, 2022, the Company has funded its operations with proceeds from the sale of convertible preferred stock and proceeds from the initial public offering (“IPO”) completed in June 2021. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Basis of presentation of unaudited interim consolidated financial statements

The condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2021 condensed consolidated balance sheet was derived from the December 31, 2021 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

Significant accounting policies

Use of estimates

The preparation of the Company’s condensed consolidated interim financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process preferred stock, common stock financings or debt financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock, in stockholders’ equity (deficit) or debt as a reduction of additional paid-in capital generated or deduction of loan balance as a result of the offering. Should a planned equity financing or debt financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company had less than $0.1 million and $0.8 million of deferred offering costs for the six months ended June 30, 2022 and 2021, respectively.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During each of the three and six months ended June 30, 2022, the Company had two vendors that accounted for approximately 75% and 64% of its research and development expense, respectively. During each of the three and six months ended June 30, 2021, the Company had two vendors that, combined, represented approximately 70% of its research and development expense. As of June 30, 2022, the Company had one vendor that accounted for approximately 47% of the total accounts payable. As of December 31, 2021, the Company had one vendor that accounted for approximately 74% of the total accounts payable.

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

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of June 30, 2022 and 2021, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended June 30, 2022 and 2021 were $0.1 million and less than $0.1 million, respectively. Intellectual property related expenses for the six months ended June 30, 2022 and 2021 were $0.2 million, respectively.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities
Asset-backed securities	$—	$9,599	$—	$9,599
Corporate debt securities	—	16,853	—	16,853
Commercial paper	—	25,146	—	25,146
U.S. Government debt securities	—	17,062	—	17,062
Total	$—	$68,660	$—	$68,660

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds included in cash and cash equivalents	$106,000	$—	$—	$106,000

During the three and six months ended June 30, 2022 and December 31, 2021, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2022 (in thousands). The Company did not hold any marketable securities as of December 31, 2021.

	As of June 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Asset-backed securities	$9,638	$—	$(39)	$9,599
Corporate debt securities	17,074	—	(221)	16,853
Commercial paper	25,146	—	—	25,146
U.S. Government debt securities	17,077	—	(15)	17,062
Total	$68,935	$—	$(275)	$68,660

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued preclinical and clinical trial costs	$15,951	$1,260
Accrued compensation	1,106	1,059
Accrued consulting	108	77
Accrued professional services	413	499
Accrued other	220	246
Total accrued expenses	$17,798	$3,141

6. Convertible Preferred Stock

As of November 20, 2020, the Company had issued Series A and Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”).

On June 29, 2021, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

7. Equity

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of June 30, 2022 and December 31, 2021, respectively.

Common stock

As of June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.0001 par value common stock.

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

8. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$191	$47	$274	$74
General and administrative	646	111	1,190	149
Stock-based compensation expense included in operating expenses	$837	$158	$1,464	$223

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company has initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. Of this amount, 1,676,579 shares were available for future grants as of June 30, 2022. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,160,296 shares were added to the Plan in January 2022.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company has initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 232,059 shares were added to the Plan in January 2022. As of June 30, 2022, no offering periods have commenced, and 460,281 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,436,995	3.32
Exercised	(44,105)	0.43
Cancelled	(232,987)	4.24
Outstanding at June 30, 2022	4,181,702	3.58	9.07	$697
Vested at June 30, 2022	1,097,333	2.53	8.65	$435
Vested and expected to vest at June 30, 2022	4,181,702	$3.58	9.07	$697

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2021:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term ( in years)	(in thousands)
Outstanding at December 31, 2020	1,761,062	$0.95	9.54	$723
Granted	1,016,337	7.84	—	8,292
Outstanding at June 30, 2021	2,777,399	3.47	9.36	$34,797
Vested at June 30, 2021	337,190	0.49	8.49	$5,217
Vested and expected to vest at June 30, 2021	2,777,399	$3.47	9.36	$34,797

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $2.22 and $5.17 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.84 - 3.34%	0.96 - 1.09%	1.62 - 3.34%	0.95 - 1.09%
Volatility	75 - 80%	77%	75 - 80%	77%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	6	6	6	6

The fair value of options that vested during the six months ended June 30, 2022 and 2021 was $1.2 million and $0.1 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $1.1 million and less than $0.2 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $7.7 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.01 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of less than $0.1 million during each of the three and six months ended June 30, 2022 and 2021, respectively.

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

The following table summarizes activity related to restricted stock units:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2021	200,996	$16.00
Granted	—	—
Vested	(50,249)
Unvested at June 30, 2022	150,747	$16.00

The Company recorded stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, related to RSUs, respectively. As of June 30, 2022, the total unrecognized expense related to all RSUs was $2.4 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of Common Stock are withheld to satisfy tax withholding and remittance obligations. During the three months ended June 30, 2022, the Company withheld 19,095 shares, which are held in Treasury Stock, for less than $0.1 million.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of June 30, 2022 and 2021, and concluded no such payments were required.

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

10. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of June 30, 2022.

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(19,926)	$(5,059)	$(37,201)	$(10,150)
Weighted average common stock outstanding, basic and diluted	23,258,759	1,046,228	23,237,600	924,131
Net loss per share, basic and diluted	$(0.86)	$(4.84)	$(1.60)	$(10.98)

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

	June 30,
	2022	2021
Outstanding stock options	4,181,702	2,777,399
Unvested restricted stock	15,776	27,610
Unvested RSUs	200,996	200,996
	4,398,474	3,006,005

12. Subsequent Events

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement.

CSPC License Agreement

In July 2022, the Company entered into a license agreement (the “License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited (the “Licensor”), with an effective date of July 27, 2022 (the “Effective Date”), pursuant to which the Licensor granted to the Company a worldwide exclusive right and license (outside of the People’s Republic of China, Hong Kong, Taiwan, and Macau (such worldwide territory excluding the foregoing, the “Territory”)) under certain patents identified in the License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to develop and commercialize products (“Licensed Products”) containing EO-3021 (SYSA1801) (the “Licensed Compound”) in the treatment of cancer (the “Field”).

Subject to certain conditions set forth in the License Agreement, the Company may grant sublicenses (including the right to grant further sublicenses) to its rights under the License Agreement to any of its affiliates or any third party. Either party to the License Agreement may assign its rights under the License Agreement (i) in connection with the sale or transfer of all or substantially all of its assets to a third party, (ii) in the event of a merger or consolidation with a third party or (iii) to an affiliate; in each case contingent upon the assignee assuming in writing all of the obligations of its assignor under the License Agreement.

Under the terms of License Agreement, the Company is required to pay to the Licensor a one-time upfront license fee of $27.0 million, milestone payments of up to $148.0 million following the achievement of certain development and regulatory milestones, and additional milestone payments of up to approximately $1.0 billion following the achievement of certain commercial milestones.

During the Term (as defined below), the Company is also required to pay to the Licensor (i) royalties ranging from mid-single digits through low double digits on net sales of each Licensed Product and (ii) a percentage of non-royalty sublicense income received by the Company of up to an aggregate of $50.0 million.

Under the terms of the License Agreement, the development of the Licensed Compound and the first Licensed Product for the Territory will be governed by a clinical development plan, including anticipated timeline goals in connection with the clinical trials for the first Licensed Product (the “Development Plan”). The Development Plan may be amended by a joint steering committee established by the Company and the Licensor.

The Company will purchase Licensed Products for any clinical or commercial supply from the Licensor under the terms of a supply agreement. Until the Company has completed the first Phase 2 clinical trial for the first Licensed Product in the United States, the Licensor shall supply the Licensed Compound to the Company for clinical purposes as the Company requests, but only to the extent necessary for the Company to conduct such clinical trial, at no cost to the Company.

The License Agreement will expire automatically upon the expiration of the last royalty term of the last Licensed Product (the “Term”), with each royalty term expiring on a country-by-country basis upon the later of: (i) the expiration or abandonment of the last-to-expire Licensed Patent covering a Licensed Product; (ii) 10 years after the date of first commercial sale in the applicable country; and (iii) expiration of regulatory exclusivity for the Licensed Product in the applicable country. Following the expiration of the Term, the License will become non-exclusive and fully-paid.

The License Agreement may be terminated by the Company for any reason upon 180 days prior written notice to the Licensor. The Licensor may terminate the License Agreement if the Company or any sublicensee commences an action challenging the Licensed Patents or following the occurrence of certain change of control transactions. Either party may terminate the License Agreement (i) for an uncured material breach of the License Agreement by the other party or (ii) if, at any time, the other party undergoes certain bankruptcy, insolvency or dissolution proceedings.

K2 HealthVentures Loan and Security Agreement

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders.

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), at a conversion price of $2.6493, subject to customary 19.99% Nasdaq beneficial ownership limitations. The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

Further, the Lenders may elect to invest up to $5.0 million in future equity financings of the Company, provided such investment is limited to no more than 10% of the total amount raised in such equity financing.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Loan Agreement also contains covenants requiring that that the Company maintain cash, cash equivalents and marketable securities balance of at least $25.0 million so long as the Company’s total market capitalization is less than $250.0 million.

As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase 339,725 shares of Common Stock (the “Warrant”), with an exercise price per warrant of $1.3246. The Warrant expires on July 27, 2032.

The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the shares issuable upon conversion under the Loan Agreement or upon exercise of the Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our most advanced program is focused on NRG1 fusions, which are rare genomic alterations that have been identified as oncogenic driver alterations and that we believe have the potential to be therapeutically actionable through targeted HER3 inhibition. We have designed and initiated our potentially registration-enabling Phase 2 CRESTONE trial to investigate the safety and efficacy of seribantumab, an anti-HER3 monoclonal antibody, in advanced solid tumors harboring an NRG1 fusion. We are conducting this trial in a tumor-agnostic fashion, such that any patient with a solid tumor that harbors an NRG1 fusion, regardless of the tissue of origin, may be eligible. We believe that the design and conduct of the CRESTONE trial has the possibility to produce results that may provide support for us to seek accelerated approval of seribantumab for patients with advanced solid tumors harboring an NRG1 fusion, subject to discussions with the U.S. Food and Drug Administration (“FDA”). Any accelerated marketing approval is subject to continued discussions with the FDA, and agreement on post-approval confirmatory trials to confirm an anticipated clinical benefit. If the CRESTONE trial meets its primary endpoint, and subject to continued discussions with the FDA, we anticipate submitting a Biologics License Application (“BLA”) under an accelerated approval pathway for the treatment of patients with solid tumors harboring an NRG1 fusion. Even if the CRESTONE trial meets its primary endpoint, there can be no assurance that the FDA or other regulators will find such data sufficient to support a BLA submission or that additional trials will not be required. Further updates on the CRESTONE trial may be provided following additional information including, but not limited to, interactions with the FDA or other regulators, with whom we plan to discuss the interim clinical data and any resulting development pathways and opportunities. As of mid-2022, exploratory Cohorts 2 and 3 of the CRESTONE trial are closed to further enrollment. Also as of mid-2022, we completed enrollment of the first 20 patients in Cohort 1 of the CRESTONE trial.

In May 2022, we announced the FDA’s decision to grant Fast Track designation to seribantumab for the tumor-agnostic treatment of advanced solid tumors harboring NRG1 gene fusions. A drug candidate that receives Fast Track designation is afforded greater access to the FDA for the purpose of expediting the drug's development, review and potential approval, and allows for eligibility for Accelerated Approval and Priority Review if relevant criteria are met.

In  June 2022, we presented initial clinical data from Cohort 1 of the CRESTONE trial at the American Society of Clinical Oncology (ASCO) 2022 Annual Meeting. We believe the findings presented at ASCO 2022 represent positive clinical proof-of-concept data supporting the potential of seribantumab to induce deep and durable benefit for patients with tumors harboring NRG1 fusions. Key findings from the CRESTONE trial as of the data cut-off date of April 18, 2022 were as follows:

●	From 12 evaluable patients with a median of one line of prior systemic therapy, the investigator-assessed objective response rate (INV-ORR) was 33% across all tumor types, including two complete responses (CRs; 17%) and two partial responses (PRs; 17%). In patients with non-small cell lung cancer (n=11), the INV-ORR was 36%.
●	Durations of response ranged from 1.4 – 11.5 months.
●	There was a favorable and tolerable safety profile across 35 patients with eight different tumor types evaluable for safety from Cohorts 1, 2, and 3 along with those from the safety run-in portion of the study. The majority (80%) of adverse events (“AEs”) were mild or moderate (Grade 1 or 2) in severity, with two Grade 3 treatment-related adverse events (“TRAEs”) and no Grade 4 or 5 TRAEs. No patients discontinued seribantumab due to AEs.

We expect to report additional interim data from Cohort 1 of the CRESTONE trial in the first half of 2023, followed by topline data in 2024.

In July 2022, we entered into an exclusive license agreement (the “License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group (“CSPC”), to develop and commercialize EO-3021 (SYSA1801), a differentiated, clinical stage antibody drug conjugate (“ADC”) targeting Claudin18.2, in all global territories outside Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the License Agreement, we will pay CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales.

SYSA1801 is currently being evaluated by CSPC in a Phase 1, dose-escalation clinical trial in China. We expect to initiate a Phase 1 clinical trial evaluating EO-3021 in the United States in 2023. Claudin18.2 is a protein expressed across several types of solid tumors including many gastrointestinal cancers such as gastric, gastroesophageal junction and pancreatic cancer. EO-3021 is an ADC containing monomethyl auristatin E (“MMAE”) payload, a potent anti-mitotic agent. MMAE has been clinically validated as an effective anti-tumor payload and is the cytotoxic component of several FDA-approved ADCs. Additionally, EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

We also plan to expand our drug development pipeline beyond seribantumab and EO-3021 into additional genomically defined cancers by leveraging our value-driving partnerships with Caris Life Sciences and others, as well as by exploring further opportunities to selectively partner on additional precision oncology assets.

In July 2022, we secured a $50.0 million senior secured loan facility from funds managed by K2 HealthVentures LLC (“K2HV”). The initial proceeds from the facility will primarily support the exclusive license of EO-3021 outside of Greater China from CSPC and the execution of our pipeline. The facility provides us with up to $50.0 million in borrowing capacity in two tranches, with an initial tranche of $30.0 million available immediately. A second tranche, consisting of up to $20.0 million, will be available in the future, subject to mutual agreement between us and K2HV. We expect to use any future proceeds from the facility to support the continued development of EO-3021 and seribantumab, for additional pipeline expansion, and for general corporate purposes.

We were incorporated in April 2019. We have devoted substantially all of our resources to developing our most advanced product candidate, initiating the CRESTONE clinical trial, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock, our initial public offering, or IPO, and debt financing. On June 29, 2021, we closed our IPO and issued 6,250,000 shares of our common stock at a price of $16.00 per share, for net proceeds of $91.1 million, after deducting underwriting discounts, commissions, and other expenses of $8.9 million. In connection with the IPO, all shares of Series A and Series B convertible preferred stock outstanding automatically converted into 15,736,053 shares of common stock. On July 19, 2021, in connection with our IPO, the underwriters exercised the right to purchase 403,407 shares of our common stock at a price of $16.00 for net proceeds of $6.0 million.  Prior to our IPO, we had received net proceeds of approximately $97.2 million from sales of our convertible preferred stock. In July 2022, we entered into the Sales Agreement with Cowen, under which Cowen may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At our option, we may sell shares of common stock through Cowen as our sales agent.

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $19.9 million and $5.1 million for the three months ended June 30, 2022 and 2021, $37.2 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $92.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $122.5 million as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

To date, all of our research and development expenses have been incurred to advance our most advanced product candidate, seribantumab. We expect that significant additional spending will be required to progress seribantumab through the remainder of its clinical development, as well as advance any future product candidate through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Seribantumab	$12,487	$2,809	$23,390	$6,136
Unallocated and other research and development expenses	1,363	370	2,039	629
Unallocated personnel costs (including stock-based compensation)	2,450	735	4,446	1,283
Total research and development expenses	$16,300	$3,914	$29,875	$8,048

The successful development and commercialization of seribantumab, EO-3021 or our other future product candidates is highly uncertain. The success of seribantumab, EO-3021 or any other future product candidate will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials, including our CRESTONE trial;
●	acceptance of a biologic license application, or BLA, by the FDA, or other similar clinical trial applications from foreign regulatory authorities for seribantumab and our future clinical trials for our future product candidates;
●	timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates, including our most advanced product candidate, seribantumab, to the satisfaction of the FDA and foreign regulatory agencies;
●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete clinical development of and commercialize our product candidates, including our most advanced product candidate, seribantumab;
●	successfully identifying future acquisition, collaboration or in-license candidates to expand our product candidate pipeline;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, including our most advanced product candidate, seribantumab;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	developing and implementing marketing and reimbursement strategies;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement;
●	protecting and enforcing our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates, including our most advanced product candidate, seribantumab, will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be substantially harmed if results of our ongoing CRESTONE clinical trial of seribantumab vary adversely from our expectations.

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

Results of Operations

Three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended
	June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$16,300	$3,914	$12,386
General and administrative	3,813	1,145	2,668
Total operating expenses	20,113	5,059	15,054
Loss from operations	(20,113)	(5,059)	(15,054)
Other income	187	—	187
Net loss	$(19,926)	$(5,059)	$(14,867)

Research and Development Expenses

Research and development expenses were $16.3 million for the three months ended June 30, 2022, compared to $3.9 million for the three months ended June 30, 2021. The increase of $12.4 million was primarily due to a $9.6 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $1.7 million increase in employee related costs, including stock-based compensation, and an increase of $1.1 million in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021. The increase of $2.7 million was primarily due to an increase of $1.4 million in personnel costs, including stock-based compensation, an increase of $1.1 million in administrative costs including Directors and Officers insurance, and an increase of $0.2 million of professional fees and other consulting costs.

Six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$29,875	$8,048	$21,827
General and administrative	7,606	2,097	5,509
Total operating expenses	37,481	10,145	27,336
Loss from operations	(37,481)	(10,145)	(27,336)
Other income	280	(5)	285
Net loss	$(37,201)	$(10,150)	$(27,051)

Research and Development Expenses

Research and development expenses were $29.9 million for the six months ended June 30, 2022, compared to $8.0 million for the six months ended June 30, 2021. The increase of $21.9 million was primarily due to a $16.8 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $3.2 million increase in employee related costs, including stock-based compensation, and an increase of $1.9 million in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the six months ended June 30, 2022, compared to $2.1 million for the six months ended June 30, 2021. The increase of $5.5 million was primarily due to an increase of $2.8 million in personnel costs, including stock-based compensation, an increase of $2.3 million in administrative costs including Directors and Officers insurance, and an increase of $0.4 million of professional fees and other consulting costs.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through June 30, 2022, we have funded our operations with proceeds from the sale of convertible preferred stock and proceeds from our IPO. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $122.5 million.

In July 2022, we entered into the Sales Agreement with Cowen, under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement.

In July 2022, we entered into the Loan Agreement with K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in the Term Loan consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to

6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.

For additional information regarding the Loan Agreement, please refer to Note 12, “Subsequent Events—K2 HealthVentures Loan and Security Agreement,” to the accompanying unaudited consolidated financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended
	June 30,
	2022	2021

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(23,451)	$(13,349)
Cash used in investing activities	(68,945)	—
Cash provided by (used in) financing activities	(6)	91,966
Net decrease in cash and cash equivalents	$(92,402)	$78,617

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $23.5 million, which consisted primarily of our net loss of $37.3 million, partially offset by $12.3 million of cash used in changes in our operating assets and liabilities, and $1.5 million of stock-based compensation expense. Net cash provided in changes in our operating assets and liabilities consisted primarily of an increase of $14.7 million in accrued expenses and increase of $2.0 million in prepaid expenses and other assets, partially offset a decrease of $4.4 million in accounts payable, due to the timing of payments related to research and development costs.

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

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities consisted of $85.2 million of cash investment in marketable securities, partially offset by $16.3 million of proceeds from sales and maturities of marketable securities.

During the six months ended June 30, 2021, there was no cash used in or provided by investing activities.

Financing Activities

During the six months ended June 30, 2022, cash used by financing activities was less than $0.1 million, due to common stock repurchase, partially offset by proceeds from issuance of common stock upon stock option exercises.

During the six months ended June 30, 2021, cash provided by financing activities was $92.0 million, which consisted of net proceeds from the issuance of common stock upon the completion of our IPO.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for seribantumab and EO-3021, and seek to develop or acquire additional product candidates. The timing and amount of our operating expenditures will depend largely on:

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

We believe our cash, cash equivalents and marketable securities of $122.5 million as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for our current or any future product candidates;
●	disruptions or delays in enrollment of our clinical trials due to the COVID-19 pandemic;
●	the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals of our current or future product candidates and any companion diagnostics we may pursue;

●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the Food and Drug Administration, or FDA, or other regulatory authorities;
●	the revenue, if any, received from any product candidates that receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize seribantumab or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital or debt when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Please refer to Note 12, “Subsequent Events,” to the accompanying unaudited consolidated financial statements for information relating to our Sales Agreement with Cowen and our Loan Agreement with K2HV.

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

In May 2019, we entered into an asset purchase agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how, and inventory for assets related to seribantumab. If we are successful in developing and commercializing seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future. product sales. See “Business — Asset purchase, licensing and collaboration agreements” for additional information about these license agreements, including with respect to potential payments thereunder.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the SEC on March 3, 2022 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2022, from those discussed in our Annual Report.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operation is disclosed in our condensed consolidated interim financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $122.5 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our most advanced product candidate, seribantumab. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for seribantumab or any other product candidate.
●	The COVID-19 pandemic could adversely impact our business, including the conduct of our clinical trials.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.
●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion diagnostic tests for our product candidates or any future product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third-party suppliers, including single source suppliers, to manufacture clinical supplies of our most advanced product candidate and we intend to rely on third parties to produce commercial supplies of any approved product.
●	The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We expect to significantly expand our development and regulatory capabilities as we grow our company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended June 30, 2022 and 2021, we had a net loss of $19.9 million and $5.1 million, respectively. For the six months ended June 30, 2022 and 2021, we had a net loss of $37.2 million and $10.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $92.4 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the acquisition and clinical development of our most advanced product candidate, seribantumab. To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock in our IPO, and debt financing. As of June 30, 2022, our cash, cash equivalents and marketable securities were $122.5 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance seribantumab, EO-3021 and potential future product candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for seribantumab, including our ongoing Phase 2 clinical trial, CRESTONE, and the planned exploratory cohorts, and the development of other future product candidates we may choose to pursue. In addition, if we obtain marketing approval for any product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of such product candidate. After our initial public offering, we incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, seribantumab or another product candidate. Our ability to generate revenue and become profitable will depend on a number of factors, including, but not limited to, our ability to:

●	successfully meet our clinical endpoints in our Phase 2 CRESTONE clinical trial;
●	initiate and successfully complete all safety, pharmacokinetic and other registrational-enabling studies required to obtain U.S. and foreign marketing approval for seribantumab as a treatment for patients with solid tumors driven by an NRG1 gene fusion;
●	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
●	submit a BLA for seribantumab to the FDA that is filed by the FDA;
●	obtain marketing approval for seribantumab and our other product candidates;
●	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
●	successfully manufacture or contract with others to manufacture seribantumab and our other product candidates;
●	commercialize product candidates, if approved, by building a sales force or entering into collaborations with third parties;
●	obtain, maintain, protect and defend our intellectual property portfolio;
●	achieve market acceptance of our product candidates with the medical community and with third-party payors; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

Identifying and developing potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and begin selling any approved product. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical development of our product candidates and seek to develop or acquire additional product candidates. We expect increased expenses as we continue our research and development activities, initiate additional clinical trials and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, following the closing of our initial public offering, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. In July 2022, we entered into the Sales Agreement with Cowen, pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal, shares of our common stock having aggregate gross proceeds of up to $50.0 million. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. Also in July 2022, we entered into the Loan Agreement with K2HV to provide up to $50.0 million principal amount in term loans.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for our product candidates;
●	disruptions or delays in enrollment of our clinical trials;
●	the extent to which we develop, in-license or acquire other product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for product candidates that we may pursue;

●	the costs, timing and outcome of obtaining regulatory approvals of our product candidates and any companion diagnostics that we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from commercial sales of our product candidates, if approved;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize our product candidates or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments that we are required to make or are eligible to receive under any such collaborations.

We require additional capital to complete our planned clinical development programs for our current product candidates to obtain regulatory approval. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of our product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Our loan and security agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our Loan Agreement with K2HV is secured by a lien covering substantially all of our personal property, excluding intellectual property.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Loan Agreement also contains covenants requiring that that we maintain cash, cash equivalents and marketable securities balance of at least $25.0 million so long as our total market capitalization is less than $250.0 million.

The restrictions and covenants in the Loan Agreement, as well as those contained in any future debt financing agreements that we may enter into, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the Loan Agreement and any future financing agreements that we may enter into.

Further, the Term Loan issued under the Loan Agreement is based in on the published prime rate, a floating rate, subject to a minimum rate set in the Loan Agreement. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the prime rate above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

Risks related to the design and development of our product candidates

We are highly dependent on the success of our most advanced product candidate, seribantumab. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for seribantumab or any other product candidate.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize or identify a strategic partner to commercialize, our most advanced product candidate, seribantumab. Seribantumab is currently being evaluated in a Phase 2 clinical trial, which we refer to as CRESTONE. We currently have no products that are approved for sale in any jurisdiction. Our product candidates may not achieve success in their clinical trials or obtain regulatory approval. If we do not obtain regulatory approval for our product candidates and successfully commercialize them in one or more indications or if we experience significant delays in doing so, we may never generate any revenue or become profitable.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials, including our CRESTONE trial;
●	timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and other regulatory agencies;

●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;
●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	acceptance of an IND by the FDA or other similar clinical trial applications from other regulatory authorities for clinical trials for future product candidates;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of any products following regulatory approval.

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

We currently have one product candidate in Phase 2 clinical development and have in-licensed another product candidate which is expected to begin clinical trials in the United States in 2023, and the risk of failure is high. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Furthermore, if either we or any third party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our clinical trials. We are in close contact with our clinical research organizations, or CROs, our contract manufacturing organizations, or CMOs, and clinical sites as we seek to mitigate the impact of COVID-19 on our CRESTONE trial and current timelines. Measures we have taken in response to COVID-19 include, where feasible, conducting remote clinical trial site activations and data monitoring, and limiting on-site patient visits by adjusting patient assessments and protocol. However, despite these efforts, we have experienced limited delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis.

These negative impacts could be exacerbated as the COVID-19 pandemic and the response to it continues to evolve. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The extent to which the pandemic impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the success of mass vaccination efforts globally, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governmental authorities to contain and address the challenges posed by COVID-19.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of our product candidates.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

●	regulators, institutional review boards, or IRBs, or ethics committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA may disagree as to the design or implementation of our clinical trials or with our recommended Phase 2 doses for seribantumab, or with respect to any of our product candidates;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and prospective trial sites;

●	clinical trials for our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;
●	lack of adequate funding to continue clinical trials;
●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients who meet the trial criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;
●	we may experience difficulties in maintaining contact with patients after treatment, resulting in incomplete data;
●	we or third-party collaborators may fail to obtain regulatory approval of companion diagnostic tests, if required, on a timely basis, or at all;
●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
●	we may have to suspend or terminate clinical trials for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;
●	our product candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials;
●	the cost of clinical trials may be greater than we anticipate;
●	changes to clinical trial protocols;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
●	the impact of the ongoing COVID-19 pandemic, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, or reduce the number of patients who remain in our trials.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of seribantumab for the treatment of patients with solid tumors driven by an NRG1 gene fusion, which are rare genomic alterations. Enrolling patients for our clinical trials requires promptly identifying cancer patients with NRG1 fusions and placing these patients in one of our qualified sites in a timely manner. We rely on several diagnostic partners to conduct initial testing to identify patients with NRG1 fusions that are eligible for the CRESTONE trial. If one or more of these partners encounters delays or is otherwise unable to conduct these tests and identify potential patients, enrollment in our clinical trials may be substantially delayed. In addition, these partners work with several other companies, including our competitors, and may divert resources to collaborations with these other companies, which may detrimentally affect enrollment in our clinical trials. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.

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

Moreover, if any of our product candidates is associated with undesirable or unexpected side effects in clinical trials, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, even if it is approved. We may also be required to modify our trial plans based on findings in our clinical trials. Side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate.

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

In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to our Common Stock” for more disclosure related to the risk of volatility in our stock price.

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

If the preliminary or topline data that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures and in-licensing of new products, product candidates or technologies that we believe will complement or augment our existing business. For example, in 2019, we acquired our most advanced product candidate, seribantumab, pursuant to an asset acquisition agreement with the previous sponsor and in July 2022, we entered into a license agreement pursuant to which CSPC granted us exclusive rights to develop and commercialize EO-3021 in all global territories outside Greater China. If we acquire additional assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States. Further, we may open sites for our CRESTONE trial that are located outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of these data alone unless the data is applicable to the U.S. population and U.S. medical practice, including availability of drugs as standard of care, and the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many other regulatory authorities have similar approval requirements. In addition, such trials would be subject to the applicable local laws of the respective jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

Risks related to government regulation

The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety, and other post-marketing information and reports, and other possible activities relating to our product candidates, are subject to extensive regulation. Marketing approval of biologics in the United States requires the submission of a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must also be approved by comparable regulatory authorities in other jurisdictions prior to commercialization in those jurisdictions.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the CRESTONE trial may be sufficient to support FDA approval of a BLA for seribantumab, but the FDA may disagree with the sufficiency of our data and require additional clinical trials. In addition, development programs that span many tumor types are relatively novel, and, to date, the FDA has approved only a handful of therapies to treat multiple tumor types based on a common biomarker. We cannot be sure that the FDA will accept our BLA for seribantumab or our other product candidates. Further, depending upon the results of the CRESTONE trial, we may choose to seek Subpart H accelerated approval for seribantumab, which would require completion of a confirmatory trial to validate its clinical benefit. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of our later-stage clinical trials.

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

We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidate, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired.

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

Our failure to obtain marketing approval in jurisdictions outside the United States would prevent our product candidates from being marketed in those jurisdictions, and any approval we are granted for it in the United States would not assure approval in other jurisdictions.

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

A Breakthrough Therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

A Fast Track designation by the FDA for any of our current or future product candidates may not lead to a faster development or regulatory review or approval process.

In May 2022, we announced that the FDA had granted Fast Track designation to seribantumab for the tumor-agnostic treatment of advanced solid tumors that harbor NRG1 gene fusions. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, as in the case of seribantumab, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, (v) established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-

sale discounts (now 70%) off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and healthcare measures of the Biden administration will impact the ACA and our business.

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

In some countries, particularly the countries of the EU, the pricing of prescription biological products is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for biological products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the recent withdrawal of the United Kingdom from its membership in the EU, often referred to as “Brexit”, could lead to legal and regulatory uncertainty in the United Kingdom and may lead to the United Kingdom and EU adopting divergent laws and regulations, including those related to the pricing of prescription biological products, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription biological products, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing CRESTONE trial and our ongoing and planned preclinical studies and clinical trials of other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of third parties on whom we rely, to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third-party suppliers, including single source suppliers, to manufacture clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. We acquire our clinical supply of seribantumab from our contract manufacturer on an ongoing basis after the completion of stability testing, and have periodically encountered delays in receiving such clinical supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the ongoing COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our contract manufacturers.

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

We have only limited clinical trial supply arrangements in place for seribantumab, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to seribantumab or any other product candidate. We will need to establish one or more agreements with third parties in order to develop and scale up our drug manufacturing process, conduct drug testing and generate data to support one or more regulatory submissions. If we obtain marketing approval for seribantumab or any future product candidate, we will need to establish an agreement for commercial manufacture with a third party.

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

As we prepare for potential commercialization, we will need to take steps to increase the scale of production of our most advanced product candidate. Although seribantumab was previously manufactured at commercial scale, we have not yet scaled up the manufacturing process for commercialization since acquiring seribantumab. Third party manufacturers may be unable to successfully increase the manufacturing capacity for seribantumab in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. For example, if microbial, viral or other contaminations are discovered in the clinical trial supply of seribantumab or in the manufacturing facilities in which it is made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates on a select basis. We have not entered into any such collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size biologics companies, regional and national biologics companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

Risks related to commercialization of our product candidates

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.

The total addressable market opportunity for seribantumab, EO-3021 and any other future product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if it is approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement. Additionally, for enrollment in the CRESTONE trial, we are utilizing novel RNA-based testing methodologies to identify NRG1 gene fusions due to the methodology’s higher sensitivity compared to DNA-based testing methodologies for identifying oncogenic fusions. We may continue to prioritize novel RNA-based testing methodologies to identify NRG1 gene fusions for seribantumab. The total addressable market opportunity for seribantumab and any other future product candidates we may develop will depend upon commercially available RNA-based next generation sequencing testing.

We may initially seek regulatory approval of our product candidates as therapies for relapsed or refractory patients. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There are a number of biological and biotechnology companies that currently are pursuing the development of precision oncology therapies for patients with undrugged, genetically-defined cancers with high unmet need. In particular, we expect that seribantumab will compete against other ERBB or HER3 inhibitors that target tumors with an NRG1 gene fusion. Several such candidates are currently in clinical development, including those of Merus N.V. (zenocutuzumab — MCLA 128), Hummingbird Bioscience Ltd. (HMBD 001 — 10D1F), AVEO Pharmaceuticals, Inc. (AV 203) and GamaMabs Pharma (9F7 F11). We may face further competition from companies pursuing the development of product candidates that are ERBB or HER3 inhibitors not currently in defined clinical plans for targeting tumors with an NRG1 fusion, including ISU ABXIS Co., Ltd, Daiichi Sankyo Company, Ltd, Celldex Therapeutics, Inc., GlaxoSmithKline PLC, Boehringer Ingelheim International GmbH, or others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of HER3 inhibitors in general, for instance, which could in turn negatively impact the regulatory approval process for seribantumab.

We expect that EO-3021 will compete against other ADCs targeting Claudin18.2. Several such candidates are currently in clinical development, including those of Turning Point Therapeutics, Inc. (LM-302), RemeGen (RC118), KLUS Pharma Inc. (SKB315), Keymed Biosciences (CMG 901), SOTIO Biotech (SOT102), Antengene Corporation (ATG-022) and TORL Biotherapeutics, LLC (TORL-2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin18.2 through other modalities, including Astellas Pharma Inc., Jiangsu Aosaikang Pharmaceutical Co., Ltd., CARsgen Therapeutics Holdings Limited, Zai Lab Limited, Transcenta Holding Limited, Beijing Mabworks Biotech Co., Ltd., NovaRock Biotherapeutics Limited, Flame Biosciences, Legend Biotech Corporation, or others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin18.2 in general, for instance, which could in turn negatively impact the regulatory approval process for EO-3021.

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

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, our product candidates may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable labeling than our product candidates. Our competitors also may obtain FDA, foreign regulatory authority, or other marketing or regulatory approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, thereby limiting our potential for commercial success.

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

Our current product liability insurance coverage for the United States and certain other jurisdictions may not be adequate to cover all liabilities that we may incur. We likely will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. A successful product liability claim or series of claims brought against us could decrease our cash and adversely affect our business and financial condition.

Risks related to employee matters and our operations

We expect to significantly expand our development and regulatory capabilities as we grow our company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2022, we had 40 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Further, rapid expansion of our workforce while remaining a virtual company and working through the COVID-19 pandemic may have a detrimental impact on employee morale and cohesion.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacturing of our product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the development and management expertise of Shawn Leland, our founder and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified finance and accounting personnel will also be critical to our success. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and sensitive personal information), which could result in financial, legal, business and reputational harm to us.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA, the CARES Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under the TCJA, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future. As a result, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Risks related to intellectual property

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of our most advanced product candidate, seribantumab, we currently have only one U.S. application, as well as a corresponding Patent Cooperation Treaty (“PCT”) application, specifically covering the use of seribantumab to treat patients with tumors harboring an NRG1 fusion according to our CRESTONE clinical dosing regimen. Any patents issuing from these currently unpublished applications would expire in 2042, subject to any disclaimers or extensions.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic versions or “follow-on” versions of any approved products by submitting abbreviated new drug applications, or ANDAs, or new drug applications under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, respectively, to the FDA during which they may claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Furthermore, third parties may also raise invalidity or unenforceability claims before administrative bodies in the United States or foreign authorities, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or written description. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution of the patent. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. Moreover, it is possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.

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

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. In addition, we have multiple sponsored research agreements relating to our most advanced product candidate, seribantumab, with various academic institutions. Some of these academic institutions may not have intellectual property assignments or similar agreements with their employees and consultants, which may result in claims by or against us related to ownership of any intellectual property. Accordingly, we may be forced to bring claims against third parties, or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, our wholly owned patent portfolio includes a patent family with claims directed to antibodies and related compositions covering seribantumab, as well as methods of treating cancer using such antibodies and compositions. The family contains three U.S. patents directed to seribantumab which expire in February 2028 and a fourth U.S. patent which expires in October 2029 (including 614 days of Patent Term Adjustment), subject to any disclaimers or extensions. The family also contains a pending U.S. application, which if issued, would expire in February 2028, subject to any disclaimers or extensions. In addition, the above-discussed patent family includes granted patents in China, Europe, Hong Kong, Israel, and Japan with claims directed to compositions of matter covering seribantumab and related methods of therapy. These patents expire in February 2028, subject to any disclaimers or extensions. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for seribantumab, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost to the regulatory review process during which the sponsor was unable to commercially market its new product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug is eligible for the extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report and the following:

●	enrollment or results of clinical trials of seribantumab or our future product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to seribantumab or any future product candidate;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for seribantumab or any future product candidates;

●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Ukraine;
●	natural disasters and other calamities; and
●	general economic, industry and market conditions and capital market disruptions, including as a result of rising interest rates, inflation and geopolitical instability.

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

Based on the beneficial ownership of our common stock as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We could be an “emerging growth company” until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an “emerging growth company” as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an “emerging growth company” immediately. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Date: August 4, 2022

ELEVATION ONCOLOGY, INC.

By:	/s/ Shawn M Leland
Name:	Shawn M Leland
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)