Form 10-Q
period 2022-09-30
Elevation Oncology, Inc.
filed 2022-11-03
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	ELEV	The Nasdaq Stock Market LLC

As of October 28, 2022, there were 23,300,796 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information	4

Item 1.	Condensed Consolidated Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

Part II	Other Information	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3.	Defaults Upon Senior Securities	94

Item 4.	Mine Safety Disclosures	94

Item 5.	Other Information	94

Item 6.	Exhibits	94

Exhibit Index		95

Signatures		97

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$52,589	$146,284
Marketable securities, available for sale	55,270	—
Prepaid expenses and other current assets	2,215	3,140
Total current assets	110,074	149,424
Property and equipment, net	108	38
Other non-current assets	1,310	32
Total assets	$111,492	$149,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,665	$5,648
Accrued expenses	9,435	3,141
Total current liabilities	15,100	8,789
Non-current liabilities:
Long-term debt, net of discount	29,268	—
Restricted stock repurchase liability	3	8
Total liabilities	44,371	8,797

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 23,308,685 and 23,225,637 issued as of September 30, 2022 and December 31, 2021, respectively; 23,300,796 and 23,205,915 outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	198,632	195,881
Accumulated other comprehensive loss	(258)	—
Treasury stock; 23,868 shares as of September 30, 2022; at cost	(31)	—
Accumulated deficit	(131,224)	(55,186)
Total stockholders’ equity	67,121	140,697
Total liabilities and stockholders’ equity	$111,492	$149,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$34,340	$9,298	$64,215	$17,346
General and administrative	4,191	2,979	11,797	5,076
Total operating expenses	38,531	12,277	76,012	22,422
Loss from operations	(38,531)	(12,277)	(76,012)	(22,422)
Other income (expense), net	(306)	10	(26)	5
Net loss	$(38,837)	$(12,267)	$(76,038)	$(22,417)
Net loss per share, basic and diluted	$(1.67)	$(0.53)	$(3.27)	$(2.67)
Weighted average common shares outstanding, basic and diluted	23,290,249	23,114,715	23,255,343	8,402,277

Comprehensive loss:
Net loss	$(38,837)	$(12,267)	$(76,038)	$(22,417)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	17	—	(258)	—
Total other comprehensive gain (loss)	17	—	(258)	—
Total comprehensive loss	$(38,820)	$(12,267)	$(76,296)	$(22,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at December 31, 2020	32,450,000	$32,373	34,043,889	$64,815	800,679	$—	$66	$—	$—	$(23,147)	$(23,081)
Vesting of restricted common stock	—	—	—	—	11,832	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	—	—	882	—	—	—	882
Issuance of initial public offering common stock, net	(32,450,000)	(32,373)	(34,043,889)	(64,815)	22,389,460	2	194,237	—	—	—	194,239
Net loss	—	—	—	—	—	—	—	—	—	(22,417)	(22,417)
Balance at September 30, 2021	—	$—	—	$—	23,201,971	$2	$195,190	$—	$—	$(45,564)	$149,628

									Accumulated
	Series A Convertible		Series B Convertible				Additional		Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	—	—	—	—	11,833	—	5	—	—	—	5
Issuance of common stock upon stock option exercises	—	—	—	—	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	—	—	—	—	2,347	—	—	—	2,347
Common stock repurchase	—	—	—	—	38,943	—	—	(31)	—	—	(31)
Warrant issuance	—	—	—	—	—	—	380	—	—	—	380
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	—	—	—	—	—	(76,038)	(76,038)
Balance at September 30, 2022	—	$—	—	$—	23,300,796	$2	$198,632	$(31)	$(258)	$(131,224)	$67,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at June 30, 2021	22,794,620	$2	$188,632	$—	$—	$(33,297)	$155,337
Issuance of Series A convertible preferred stock, net of issuance costs of $0	—	—	—	—	—	—	—
Vesting of restricted common stock	3,944	—	1	—	—	—	1
Stock based compensation	—	—	659	—	—	—	659
Issuance of initial public offering common stock, net	403,407	—	5,898	—	—	—	5,898
Net loss	—	—	—	—	—	(12,267)	(12,267)
Balance at September 30, 2021	23,201,971	$2	$195,190	$—	$—	$(45,564)	$149,628

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at June 30, 2022	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683
Vesting of restricted common stock	3,943	—	1	—	—	—	1
Stock based compensation	—	—	883	—	—	—	883
Common stock repurchase	7,789	—	—	(6)	—	—	(6)
Warrant issuance	—	—	380	—	—	—	380
Unrealized gain on marketable securities	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(38,837)	(38,837)
Balance at September 30, 2022	23,300,796	$2	$198,632	$(31)	$(258)	$(131,224)	$67,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(76,038)	$(22,417)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	2,347	882
Non-cash interest expense	118	—
Accretion of premium and interest on marketable securities	(34)	—
Depreciation expense	17	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(352)	(1,826)
Accounts payable	14	(244)
Accrued expenses	6,294	2,339
Net cash used in operating activities	(67,634)	(21,253)
Investing activities
Purchases of property and equipment	(86)	—
Purchase of marketable securities	(98,493)	—
Proceeds from sales and maturities of marketable securities	43,000	—
Net cash used in investing activities	(55,579)	—
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	97,062
Proceeds from issuance of long-term debt	30,000	—
Payment of debt issuance cost	(470)	—
Cash paid for issuance costs of convertible preferred stock	—	(11)
Proceeds from issuance of common stock upon stock option exercises	19	—
Common stock repurchase	(31)	—
Net cash provided by financing activities	29,518	97,051
(Decrease) increase in cash and cash equivalents	(93,695)	75,798
Cash and cash equivalents, beginning of period	146,284	79,400
Cash and cash equivalents, end of period	$52,589	$155,198
Supplemental disclosure of cash flow information
Interest paid	$254	$—
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock upon IPO	$—	$97,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company” or “Elevation”), which was formerly known as 14ner, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is a clinical-stage biopharmaceutical company focused on the development of precision medicines for patients with genomically defined cancers. The Company acquired its most advanced product candidate, seribantumab, pursuant to an asset purchase agreement executed with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”) during the period ended December 31, 2019 (see Note 11). Seribantumab is currently being tested in the Company’s Phase 2 CRESTONE clinical trial for patients with tumors of any origin that have an NRG1 fusion. During the period ended June 30, 2022, the Company presented initial clinical proof-of-concept data from Cohort 1 of the CRESTONE trial at the American Society of Clinical Oncology (ASCO) 2022 Annual Meeting. Additionally, the Company obtained exclusive worldwide rights outside of the People’s Republic of China, Hong Kong, Macau and Taiwan to develop and commercialize EO-3021, a clinical stage antibody drug conjugate targeting Claudin18.2, pursuant to a license agreement executed with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited, during the period ended September 30, 2022 (see Note 11). The Company continues to actively evaluate opportunities for pipeline expansion, including prioritizing additional targeted therapy approaches in tumor types defined by genomic driver alterations.

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

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. The extent of the impact of COVID-19 on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new variants, the vaccination and booster rate, impact on the Company’s clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $38.8 million and $12.3 million for the three months ended September 30, 2022 and 2021, respectively, $76.0 million and $22.4 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $131.2 million as of September 30, 2022. Through September 30, 2022, the Company has funded its operations with proceeds from the sale of convertible preferred stock, proceeds from the initial public offering (“IPO”) completed in June 2021 and borrowings under loan agreements. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Basis of presentation of unaudited interim consolidated financial statements

The condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2021 condensed consolidated balance sheet was derived from the December 31, 2021 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process preferred stock, common stock financings or debt financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock, in stockholders’ equity or debt as a reduction of additional paid-in capital generated or deduction of loan balance as a result of the offering. Should a planned equity financing or debt financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statements of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During each of the three and nine months ended September 30, 2022, the Company had one and three vendors that accounted for approximately 80% and 81% of its research and development expense, respectively. During the three months ended September 30, 2021, the Company had three vendors that accounted for approximately 74% its research and development expense. During the nine months ended September 30, 2021, the Company had two vendors that accounted for approximately 58% its research and development expense. As of September 30, 2022, the Company had one vendor that accounted for approximately 85% of the total accounts payable. As of December 31, 2021, the Company had one vendor that accounted for approximately 74% of the total accounts payable.

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

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of September 30, 2022 and 2021, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for each of the three months ended September 30, 2022 and 2021 were less than $0.1 million. Intellectual property related expenses for the nine months ended September 30, 2022 and 2021 were $0.3 million and $0.2 million, respectively.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, for public business entities that are not smaller reporting companies. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For other entities, it is effective for fiscal years beginning after December 15, 2023. The Company has chosen to early adopt this standard on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial position or results of operations.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities
Asset-backed securities	$—	$3,199	$—	$3,199
Corporate debt securities	—	15,401	—	15,401
Commercial paper	—	33,674	—	33,674
U.S. Government debt securities	—	2,996	—	2,996
Total	$—	$55,270	$—	$55,270

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds included in cash and cash equivalents	$106,000	$—	$—	$106,000

During the three and nine months ended September 30, 2022, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2022 (in thousands). The Company did not hold any marketable securities as of December 31, 2021.

	As of September 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Asset-backed securities	$3,203	$—	$(4)	$3,199
Corporate debt securities	15,653	—	(252)	15,401
Commercial paper	33,674	—	—	33,674
U.S. Government debt securities	2,998	—	(2)	2,996
Total	$55,528	$—	$(258)	$55,270

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued preclinical and clinical trial costs	$6,685	$1,260
Accrued compensation	1,820	1,059
Accrued consulting	159	77
Accrued professional services	348	499
Accrued other	423	246
Total accrued expenses	$9,435	$3,141

6. Convertible Preferred Stock

As of November 20, 2020, the Company had issued Series A and Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”).

On June 29, 2021, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

7. Debt

K2 HealthVentures Loan and Security Agreement

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon the Company’s request before March 1, 2025, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase shares of common stock (see Note 8), which is an incremental cost to the Loan Agreement; thus, the allocated fair value of the warrant is recorded as part of the issuance cost (see Note 2).

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and thereafter interest and principal payments for the remaining 18 months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest is 11.19% for the first tranche. This could change given it is a variable interest rate facility.

The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium as follows: 3% of the Loan amounts prepaid if such prepayment occurs in the first year after funding; 2% if such prepayment occurs in the second year after funding; 1% if such prepayment occurs in the third year after funding; and 0% thereafter.

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

The Company capitalized $0.9 million of debt issuance costs which consist of incremental cost incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the origination of the term loan.  The book value of debt approximates its fair value given the variable interest rate. Long term debt and the unamortized discount balances are as follows (in thousands):

September 30, 2022
Outstanding principal amount	$30,000
Add: accreted liability of final payment fee	82
Less: unamortized debt discount, long term	(814)
Less: current portion of long-term debt – principal	—
Long-term debt, net of discount	$29,268

The Company's total interest expense was $0.6 million for the nine months ended September 30, 2022. The following summarizes the components of total interest expense (in thousands):

Interest Paid or Accrued	$471
Non-Cash amortization of Debt discount (Including Warrants)	36
Non-Cash accrued Back-end fee	82
$589

Scheduled future principal payments on total outstanding debt, as of September 30, 2022, are as follows (in thousands):

Total
2023	$—
2024	—
2025	17,851
2026	12,149
$30,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of September 30, 2022.

8. Warrant

In connection with the Term Loan and Loan Agreement (see Note 7), the Company issued warrants to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “Warrant”).  K2HV may at any time and from time to time exercise this Warrant, in whole or in part, by delivering to the Company the original of this Warrant together with a duly executed Notice of Exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the Warrant.

All of the 339,725 shares are outstanding as of September 30, 2022.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032

The warrant’s allocated fair value upon issuance was estimated to be approximately $0.4 million, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Stock price	$1.41
Strike price	$1.32
Volatility (annual)	75.30%
Risk-free rate	2.74%
Estimated time to expiration (years)	10
Dividend yield	—%

9. Equity

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of September 30, 2022 and December 31, 2021, respectively.

Common stock

As of September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). As of September 30, 2022, the Company has not sold any shares under the Sales Agreement.

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$211	$83	$485	$157
General and administrative	672	576	1,862	725
Stock-based compensation expense included in operating expenses	$883	$659	$2,347	$882

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,160,296 shares were added to the Plan in January 2022. As of September 31, 2022, 1,484,779 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 232,059 shares were added to the Plan in January 2022. As of September 30, 2022, no offering periods have commenced, and 460,281 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,628,795	3.06
Exercised	(44,105)	0.43
Cancelled	(232,987)	4.24
Outstanding at September 30, 2022	4,373,502	3.47	8.86	$477
Vested at September 30, 2022	1,189,491	1.95	8.66	$316
Vested and expected to vest at September 30, 2022	4,373,502	$3.47	8.86	$477

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2021:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term ( in years)	(in thousands)
Outstanding at December 31, 2020	1,761,062	$0.95	9.54	$723
Granted	1,088,000	7.78	—	3,087
Outstanding at September 30, 2021	2,849,062	3.56	9.13	$12,056
Vested at September 30, 2021	398,157	0.96	8.30	$2,805
Vested and expected to vest at September 30, 2021	2,849,062	$3.56	9.13	$12,056

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $2.04 and $5.07 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.71 - 3.47%	1.19%	1.62 - 3.47%	0.95 - 1.19%
Volatility	72%	76%	72 - 80%	76 - 77%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	6	6	6	6

The fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $1.5 million and $0.3 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $1.7 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $7.2 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.01 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of each of September 30, 2022 and December 31, 2021. The Company recorded stock-based compensation expense associated with restricted common stock of less than $0.1 million during each of the three and nine months ended September 30, 2022 and 2021.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2021	200,996	$16.00
Granted	—	—
Vested	(62,811)	$16.00
Unvested at September 30, 2022	138,185	$16.00

The Company recorded stock-based compensation expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, related to RSUs, respectively. As of September 30, 2022, the total unrecognized expense related to all RSUs was $2.2 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of Common Stock are withheld to satisfy tax withholding and remittance obligations. During the nine months ended September 30, 2022, the Company withheld 23,868 shares, which are held in Treasury Stock, for less than $0.1 million.

11. Asset Purchase and License Agreements

Asset Purchase Agreement

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

Under the terms of the asset purchase agreement, the Company assumed the rights and obligations of the following collaboration and license agreements previously held by the previous sponsor:

●	Dyax—The Company assumed all rights and obligations provided for under the amended and restated collaboration agreement executed between Dyax Corp. (“Dyax”) and the previous sponsor (the “Dyax Agreement”). Pursuant to the Dyax Agreement, Dyax utilized its proprietary phage technology to identify antibodies that would bind to targets of interest to the previous sponsor. Additionally, Dyax granted to the previous sponsor a worldwide, non-exclusive, royalty-free right to use and make any and all of the antibodies identified by Dyax for certain research purposes. Seribantumab was identified as a result of the research activities performed under the Dyax Agreement.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of September 30, 2022 and 2021, and concluded no such payments were required.

CSPC License Agreement

In July 2022, the Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited (the “Licensor”), with an effective date of July 27, 2022 (the “Effective Date”), pursuant to which the Licensor granted to the Company a worldwide exclusive right and license (outside of the People’s Republic of China, Hong Kong, Taiwan, and Macau (such worldwide territory excluding the foregoing, the “Territory”)) under certain patents identified in the CSPC License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to develop and commercialize products (“Licensed Products”) containing EO-3021 (SYSA1801) (the “Licensed Compound”) in the treatment of cancer (the “Field”).

Subject to certain conditions set forth in the CSPC License Agreement, the Company may grant sublicenses (including the right to grant further sublicenses) to its rights under the CSPC License Agreement to any of its affiliates or any third party. Either party to the CSPC License Agreement may assign its rights under the CSPC License Agreement (i) in connection with the sale or transfer of all or substantially all of its assets to a third party, (ii) in the event of a merger or consolidation with a third party or (iii) to an affiliate; in each case contingent upon the assignee assuming in writing all of the obligations of its assignor under the CSPC License Agreement.

Under the terms of CSPC License Agreement, the Company paid to the Licensor a one-time upfront license fee of $27.0 million, and is required to pay to the Licensor milestone payments of up to $148.0 million following the achievement of certain development and regulatory milestones and additional milestone payments of up to approximately $1.0 billion following the achievement of certain commercial milestones.

During the Term (as defined below), the Company is also required to pay to the Licensor (i) royalties ranging from mid-single digits through low double digits on net sales of each Licensed Product and (ii) a percentage of non-royalty sublicense income received by the Company of up to an aggregate of $50.0 million.

Under the terms of the CSPC License Agreement, the development of the Licensed Compound and the first Licensed Product for the Territory will be governed by a clinical development plan, including anticipated timeline goals in connection with the clinical trials for the first Licensed Product (the “Development Plan”). The Development Plan may be amended by a joint steering committee established by the Company and the Licensor.

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

The CSPC License Agreement will expire automatically upon the expiration of the last royalty term of the last Licensed Product (the “Term”), with each royalty term expiring on a country-by-country basis upon the later of: (i) the expiration or abandonment of the last-to-expire Licensed Patent covering a Licensed Product; (ii) 10 years after the date of first commercial sale in the applicable country; and (iii) expiration of regulatory exclusivity for the Licensed Product in the applicable country. Following the expiration of the Term, the License will become non-exclusive and fully-paid.

The CSPC License Agreement may be terminated by the Company for any reason upon 180 days prior written notice to the Licensor. The Licensor may terminate the CSPC License Agreement if the Company or any sublicensee commences an action challenging the Licensed Patents or following the occurrence of certain change of control transactions. Either party may terminate the CSPC License Agreement (i) for an uncured material breach of the CSPC License Agreement by the other party or (ii) if, at any time, the other party undergoes certain bankruptcy, insolvency or dissolution proceedings.

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

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of September 30, 2022.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(38,837)	$(12,267)	$(76,038)	$(22,417)
Weighted average common stock outstanding, basic and diluted	23,290,249	23,114,715	23,255,343	8,402,277
Net loss per share, basic and diluted	$(1.67)	$(0.53)	$(3.27)	$(2.67)

The Company’s potentially dilutive securities, which include options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and nine months ended September 2022 and 2021 because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Outstanding stock options	4,373,502	2,849,062
Unvested restricted stock	11,833	23,666
Unvested RSUs	138,185	200,996
Warrant	339,725	—
	4,863,245	3,073,724

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

In July 2022, we entered into an exclusive license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group (“CSPC”), to develop and commercialize EO-3021 (SYSA1801), a differentiated, clinical stage antibody drug conjugate (“ADC”) targeting Claudin18.2, in all global territories (outside of the People’s Republic of China, Hong Kong, Macau and Taiwan (such worldwide territory excluding the foregoing, the “Territory”)). Pursuant to the terms of the CSPC License Agreement, we paid to CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales.

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

In July 2022, we secured a $50.0 million senior secured loan facility from funds managed by K2HV. The initial proceeds from the facility primarily supported the exclusive license of EO-3021 in the Territory from CSPC and the execution of our pipeline. The facility provides us with up to $50.0 million in borrowing capacity in two tranches, with an initial tranche of $30.0 million available immediately. A second tranche, consisting of up to $20.0 million, will be available in the future, subject to mutual agreement between us and K2HV. We expect to use any future proceeds from the facility to support the continued development of EO-3021 and seribantumab, for additional pipeline expansion, and for general corporate purposes.

We were incorporated in April 2019. We have devoted substantially all of our resources to developing seribantumab, sponsoring the CRESTONE clinical trial, building our intellectual property portfolio, in-licensing EO-3021, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock, our initial public offering, or IPO, and debt financing. On June 29, 2021, we closed our IPO and issued 6,250,000 shares of our common stock at a price of $16.00 per share, for net proceeds of $91.1 million, after deducting underwriting discounts, commissions, and other expenses of $8.9 million. In connection with the IPO, all shares of Series A and Series B convertible preferred stock outstanding automatically converted into 15,736,053 shares of common stock. On July 19, 2021, in connection with our IPO, the underwriters exercised the right to purchase 403,407 shares of our common stock at a price of $16.00 for net proceeds of $6.0 million.  Prior to our IPO, we had received net proceeds of approximately $97.2 million from sales of our convertible preferred stock. In July 2022, we entered into the Sales Agreement with Cowen, under which Cowen may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At our option, we may sell shares of common stock through Cowen as our sales agent.

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $38.8 million and $12.3 million for the three months ended September 30, 2022 and 2021, $76.0 million and $22.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $131.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $107.9 million as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Impact of COVID-19

Since it was reported to have surfaced in December 2019, COVID-19 has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 by the United States, Europe and Asia have included severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19 related clinical trials, among other restrictions. As a result, the ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

While we are currently continuing the clinical trials we have underway, COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. To date, the COVID-19 pandemic has not affected our enrollment of patients in our Phase 2 CRESTONE clinical trial and we currently do not anticipate any interruptions of clinical enrollment which would be primarily due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Our operating expenses have consisted solely of research and development costs and general and administrative costs. Research and development expenses consist primarily of costs related to our research activities, including the development of our product candidates, and costs incurred for the in-licensing of EO-3021. Our research and development expenses include:

●	a one-time, upfront payment of $27.0 million paid to CSPC pursuant to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 in the Territory. Of this amount, $25.7M was recorded as research and development expense and $1.3M was recorded as prepaid expense;
●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities;
●	external research and development expenses incurred in connection with the preclinical and clinical development of seribantumab, as well as the preclinical development of EO-3021, including expenses incurred under agreements with contract research organizations and consultants;
●	costs incurred with contract manufacturing organizations that manufacture drug products for use in our preclinical studies and clinical trials of seribantumab;
●	fees paid to consultants for services directly related to our product development and regulatory efforts; and
●	costs related to compliance with regulatory requirements related to conducting our clinical activity.

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

To date, our research and development expenses have primarily been incurred to advance seribantumab and in-license EO-3021. We expect that significant additional spending will be required to progress seribantumab through the remainder of its clinical development, as well as advance EO-3021 and any future product candidate through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Seribantumab	$5,729	$7,745	$29,119	$13,881
EO-3021	25,895	—	25,895	—
Unallocated and other research and development expenses	508	611	2,547	1,240
Unallocated personnel costs (including stock-based compensation)	2,208	942	6,654	2,225
Total research and development expenses	$34,340	$9,298	$64,215	$17,346

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services, and insurance costs.

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

Results of Operations

Three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$34,340	$9,298	$25,042
General and administrative	4,191	2,979	1,212
Total operating expenses	38,531	12,277	26,254
Loss from operations	(38,531)	(12,277)	(26,254)
Other income (expense), net	(306)	10	(316)
Net loss	$(38,837)	$(12,267)	$(26,570)

Research and Development Expenses

Research and development expenses were $34.3 million for the three months ended September 30, 2022, compared to $9.3 million for the three months ended September 30, 2021. The increase of $25.0 million was primarily due to a $25.9 million cost related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 in the Territory, a $1.3 million increase in employee related costs, including stock-based compensation, partially offset by a $2.0 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, and a $0.2 million decrease in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021. The increase of $1.2 million was primarily due to an increase of $0.9 million in personnel costs, including stock-based compensation, an increase of $0.2 million of professional fees and other consulting costs, and an increase of $0.1 million in administrative costs including Directors and Officers insurance.

Nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$64,215	$17,346	$46,869
General and administrative	11,797	5,076	6,721
Total operating expenses	76,012	22,422	53,590
Loss from operations	(76,012)	(22,422)	(53,590)
Other income (expense), net	(26)	5	(31)
Net loss	$(76,038)	$(22,417)	$(53,621)

Research and Development Expenses

Research and development expenses were $64.2 million for the nine months ended September 30, 2022, compared to $17.3 million for the nine months ended September 30, 2021. The increase of $46.9 million was primarily due to a $25.9 million cost related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 in the Territory, a $15.2 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $4.5 million increase in employee related costs, including stock-based compensation, and an increase of $1.3 million in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the nine months ended September 30, 2022, compared to $5.1 million for the nine months ended September 30, 2021. The increase of $6.7 million was primarily due to an increase of $3.5 million in personnel costs, including stock-based compensation, an increase of $2.4 million in administrative costs including Directors and Officers insurance, and an increase of $0.8 million of professional fees and other consulting costs.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through September 30, 2022, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from our IPO, and borrowings under loan agreements. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $107.9 million.

In July 2022, we entered into the Sales Agreement with Cowen, under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. As of September 30, 2022, we have not sold any shares under the Sales Agreement.

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

For additional information regarding the Loan Agreement, please refer to Note 7, “Debt—K2 HealthVentures Loan and Security Agreement,” to the accompanying unaudited consolidated financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30,
	2022	2021

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(67,634)	$(21,253)
Cash used in investing activities	(55,579)	—
Cash provided by financing activities	29,518	97,051
Net (decrease) increase in cash and cash equivalents	$(93,695)	$75,798

Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $67.6 million, which consisted primarily of our net loss of $76.0 million, partially offset by $6.0 million of cash provided in changes in our operating assets and liabilities, $2.3 million of stock-based compensation expense, and $0.1 of non-cash interest expenses. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $6.3 million in accrued expenses, partially offset a decrease of $0.3 million in prepaid expenses and other assets.

During the nine months ended September 30, 2021, cash used in operating activities was $21.3 million, which consisted primarily of our net loss of $22.4 million, partially offset by $0.2 million of cash used in changes in our operating assets and liabilities, and $0.9 million of stock-based compensation expense. Net cash used in changes in our operating assets and liabilities consisted primarily of a decrease in accrued expenses due to the timing of payments related to research and development costs.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities consisted of $98.5 million of cash investment in marketable securities, $0.1 million of purchases of property and equipment related to NetSuite implementation capitalization, partially offset by $43.0 million of proceeds from sales and maturities of marketable securities.

During the nine months ended September 30, 2021, there was no cash used in or provided by investing activities.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $29.5 million, due to $30.0 million of proceeds from issuance of long-term debt, partially offset by $0.5 million of payments of debt issuance costs.

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

We believe our cash, cash equivalents and marketable securities of $107.9 million as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

In May 2019, we entered into an asset purchase agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how, and inventory for assets related to seribantumab. If we are successful in developing and commercializing seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See “Note 10—Asset Purchase and License Agreements—Asset Purchase Agreement” for additional information about these license agreements, including with respect to potential payments thereunder.

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

For additional information regarding the Loan Agreement, please refer to Note 7, “Debt—K2 HealthVentures Loan and Security Agreement,” to the accompanying unaudited consolidated financial statements

Critical Accounting Policies and Significant Judgments and Estimates

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the SEC on March 3, 2022 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2022, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $107.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We have been and will continue to monitor and assess the COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended September 30, 2022 and 2021, we had a net loss of $38.8 million and $12.3 million, respectively. For the nine months ended September 30, 2022 and 2021, we had a net loss of $76.0 million and $22.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $131.2 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the acquisition and clinical development of our most advanced product candidate, seribantumab. To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock in our IPO, and borrowings under loan agreements. As of September 30, 2022, our cash, cash equivalents and marketable securities were $107.9 million.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials, including our CRESTONE trial;
●	timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and other regulatory agencies;

●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;
●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	acceptance of an investigational new drug application (“IND”) by the FDA or other similar clinical trial applications from other regulatory authorities for clinical trials for future product candidates;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of any products following regulatory approval.

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

Results of our ongoing and planned clinical trials of seribantumab and EO-3021 could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development, a material percentage of patients in these clinical trials may die during a trial. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of seribantumab, EO-3021 or our future product candidates will be harmed and our ability to generate product revenues will be delayed or eliminated. SAEs observed in clinical trials could hinder or prevent market acceptance of our product candidates, which would harm our commercial prospects our financial condition and our reputation.

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

In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval of the drug;
●	we may be required to recall a product or change the way the drug is administered to patients;

●	regulatory authorities may require additional warnings in the labeling, such as a contraindication or a boxed warning, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	we may be required to implement a risk evaluation and mitigation strategy (“REMS”), or create a medication guide outlining the risks of such side effects for distribution to patients;
●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
●	we could be sued and held liable for harm caused to patients;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the drug could become less competitive; and
●	our reputation may suffer.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures and in-licensing of new products, product candidates or technologies that we believe will complement or augment our existing business. For example, in 2019, we acquired our most advanced product candidate, seribantumab, pursuant to an asset acquisition agreement with the previous sponsor and in July 2022, we entered into a license agreement pursuant to which CSPC granted us exclusive rights to develop and commercialize EO-3021 in the Territory. If we acquire additional assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy.

Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit.  For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. Congress is also considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

The FDA has granted orphan drug designation in the United States to seribantumab for patients with heregulin-positive non-small-cell lung cancer, and to EO-3021 for the treatment of gastric cancer (including cancer of gastroesophageal junction) and for the treatment of pancreatic cancer. We may apply for an additional orphan drug designation in the United

States or other geographies for seribantumab, EO-3021 or our future product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we obtain orphan drug designation for a product candidate in specific indications, we may not be the first to obtain regulatory approval of the product candidate for the orphan-designated indication, due to the uncertainties associated with developing biological products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other future product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy designation for seribantumab, EO-3021 or our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

The FDA has granted Fast Track designation to seribantumab for the tumor-agnostic treatment of advanced solid tumors that harbor NRG1 gene fusions. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, as in the case of seribantumab, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

A companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect. However, it is possible that the FDA may permit approval of the companion diagnostic for seribantumab as a post-marketing commitment following a potential regulatory approval.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Additionally, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. We acquire our clinical supply of seribantumab from CMOs on an ongoing basis after the completion of stability testing, and have periodically encountered delays in receiving such clinical supply. We expect to acquire our clinical and commercial supply of EO-3021 primarily from CSPC. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the ongoing COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our CMOs.

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

Any performance failure on the part of our existing or future CMOs could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substances. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture seribantumab, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or we may not be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Further, to meet the demand for COVID-19 vaccine production, manufacturers are required to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act of 1950, or the DPA. The potential for manufacturing facilities and materials to be commandeered under the DPA, or equivalent foreign legislation, could make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

As of September 30, 2022, we had 48 full-time employees. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Further, rapid expansion of our workforce while remaining a virtual company and working through the COVID-19 pandemic may have a detrimental impact on employee morale and cohesion.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report and the following:

●	enrollment or results of clinical trials of seribantumab, EO-3021 or our future product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to seribantumab or any future product candidate;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for seribantumab or any future product candidates;

●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Ukraine;
●	natural disasters and other calamities; and
●	general economic, industry and market conditions and capital market disruptions, including as a result of rising interest rates, inflation and geopolitical instability.

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

Based on the beneficial ownership of our common stock as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We could be an “emerging growth company” until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an “emerging growth company” as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an “emerging growth company” immediately. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, if our revenues remain less than $100.0 million, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

4.1†	Warrant to Purchase Common Stock, issued July 27, 2022 to K2 HealthVentures Equity Trust LLC.					X

10.1†	Loan and Security Agreement, dated July 27, 2022, by and among the Company, the lenders, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent.					X

10.2†	License Agreement, dated July 27, 2022, by and between the Company and CSPC Megalith Biopharmaceutical Co., Ltd.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†

The Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and/or has omitted certain portions of this exhibit as permitted under Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 3, 2022

ELEVATION ONCOLOGY, INC.

By:	/s/ Shawn M Leland
Name:	Shawn M Leland
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)