Form 10-K
period 2022-12-31
Elevation Oncology, Inc.
filed 2023-03-09
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of March 3, 2023, there were 23,666,326 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	596	Auditor Name:	CohnReznick LLP	Auditor Location:	Tysons, Virginia, United States

Throughout this Annual Report on Form 10-K (the “Annual Report”), the “Company”, “Elevation”, “Elevation Oncology”, “we”, “us”, and “our”, except where the context requires otherwise, refer to Elevation Oncology, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Elevation Oncology, Inc.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyber-attacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including rising interest rates and inflation and the impact of geopolitical tensions with China and the war in Ukraine;
●	the effects of the continued presence of COVID-19 on any of the above or any other aspect of our business operations; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

The forward-looking statements made in this filing relate only to events or information as of the date on which the statements are made in this Annual Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

Item 1. Business

Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are rethinking drug development by seeking innovative, selective cancer therapies that can be matched to a patient’s unique tumor characteristics.

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an antibody-drug conjugate (“ADC”) designed to target Claudin 18.2, a clinically validated molecular target, which can selectively deliver a cytotoxic payload directly to cancer cells expressing Claudin 18.2. We currently retain worldwide development and commercialization rights for EO-3021 outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan). Our licensor and partner, CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), is actively recruiting patients in its ongoing Phase 1 clinical trial of SYSA1801 (EO-3021) in China.

We are working to rapidly advance EO-3021 into the clinic in the United States and other territories outside Greater China across a range of solid tumor indications. We expect to present preclinical proof-of-concept data of EO-3021 at a major medical conference in the first half of 2023 and initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023. An Investigational New Drug application (“IND”) for EO-3021 has been cleared with the U.S. Food and Drug Administration (the “FDA”). EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

In January 2023, we announced that we have paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1 fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab has been paused. Long-term follow-up of all patients who have been treated with seribantumab to date remains ongoing. We intend to pursue further clinical development of seribantumab only in collaboration with a partner. We plan to present additional interim clinical data from our Phase 2 CRESTONE clinical trial investigating the safety and efficacy of seribantumab in advanced solid tumors harboring an NRG1 fusion in the first half of 2023.

We are exploring opportunities through new or existing partnerships and business development opportunities to expand our novel oncology pipeline. This includes leveraging our value-driving partnerships with Caris Life Sciences (“Caris”) and others.

We are managed by a team with significant experience and track records for clinical and commercial execution in the oncology space and backed by a group of renowned scientific advisors and partners that bring diagnostic, clinical and operational expertise to help optimize execution.

Our strategy

Our goal is to deliver safe and effective selective cancer therapies for patient populations with significant unmet medical needs. Key elements of our strategy include:

●	Rapidly advance our lead product candidate, EO-3021, an ADC targeting Claudin 18.2, through clinical development. Claudin 18.2 is a clinically validated oncology target expressed in several solid tumor types, including many gastrointestinal cancers, which we believe represents a significant market opportunity. There are currently no approved therapies targeting Claudin 18.2. SYSA1801 (EO-3021) is currently being assessed in a Phase 1 clinical trial in China by CSPC. We expect to present preclinical proof-of-concept data of EO-3021 at a major medical conference in the first half of 2023 and initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023.

●	Expand our pipeline of selective cancer drug candidates and targets. We intend to continue expanding our pipeline, including by leveraging our partnerships and our own internal expertise and capabilities, to potentially accelerate the identification of additional actionable selective cancer targets. We then expect to in-license, acquire or discover assets with therapeutic potential against those identified selective cancer targets. Through our collaboration with Caris, we continually assess oncogenic fusions and driver mutations identified in Caris’s molecular and clinical database to identify potential targets and then elect to initiate a novel drug discovery program for those targets or evaluate existing therapeutics for potential in-licensing or product acquisition.
●	Evaluate strategic opportunities to potentially accelerate development timelines and enhance the commercial potential of our product candidates globally. We intend to build an integrated biopharmaceutical company with a broad portfolio of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We plan to commercialize our product candidates in key markets, either alone or with strategic partners, and maximize the worldwide commercial potential of our programs.

Our Lead Product Candidate: EO-3021

EO-3021 is an ADC designed to target Claudin 18.2, a clinically validated molecular target, which can selectively deliver a cytotoxic payload directly to cancer cells expressing Claudin 18.2. Claudin 18.2 is expressed across several solid tumor types, including many gastrointestinal cancers such as gastric, gastroesophageal junction and pancreatic cancer, which we believe represents a significant market opportunity. Claudin 18.2 is also expressed in ovarian cancer, non-small cell lung cancer (“NSCLC”) and other solid tumors. There are currently no approved therapies targeting Claudin 18.2, and we believe EO-3021 could potentially address a high unmet medical need and play a transformative role across several solid tumor types.

In July 2022, we licensed the worldwide exclusive right, outside of Greater China, from CSPC to develop and commercialize products containing EO-3021 for the treatment of cancer. CSPC is actively recruiting patients in its ongoing Phase 1 clinical trial of SYSA1801 (EO-3021) in China. An IND for EO-3021 has been cleared with the FDA. We expect to initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023.

Mechanism of action

Claudin 18.2 is a unique and highly selective target that is part of a family of tight junction membrane proteins. Expression of Claudin 18.2 in normal tissues is restricted to the gastric mucosa and generally does not overlap with HER2 overexpression or PD-L1 expression. Claudin18.2 is expressed in several types of cancers, including gastric, pancreatic, esophageal, ovarian and lung cancer. EO-3021 is an anti-Claudin 18.2 ADC that binds to Claudin 18.2 on the cell surface and is internalized, upon which the linker is cleaved in the lysosome to release the monomethyl auristatin E (“MMAE”) payload, a potent anti-mitotic agent. This results in microtubule disruption, inhibiting cell division and promoting cancer cell death via apoptosis. MMAE has been clinically validated as an effective anti-tumor payload and is the cytotoxic component of several FDA-approved ADCs.

The structure of Claudin 18.2 is shown in Figure 1 below, and the mechanism of action of EO-3021 is shown in Figure 2 below:

Figure 1

Structure of Claudin 18.2. Claudin 18.2 is a tight junction membrane protein with four transmembrane structural domains (TM1, TM2, TM3 and TM4), two extracellular loops (ECL1 and ELC2) and the NH2 and COOH ends (N-terminus and C-terminus, respectively) located intracellularly.

Figure 2

Mechanism of Action of EO-3021. EO-3021 is an ADC consisting of a monoclonal antibody (“mAb”) directed against Claudin 18.2, a linker and an MMAE payload (left). The mAb binds to Claudin 18.2, and this initiates internalization of the ADC complex. Lysosomal cleavage of the linker releases MMAE into the tumor cell, which results in microtubule disruption, inhibiting cell division and promoting cancer cell death via apoptosis (right).

Global opportunity

There is significant global opportunity for the treatment of patients with tumors expressing Claudin 18.2. Claudin 18.2 is expressed in several cancers with significant unmet needs, including gastric, esophageal, pancreatic, ovarian and lung cancer, among others, with expression being highest in gastric/gastroesophageal junction (“GEJ”) and pancreatic tumors. Our license to develop and commercialize EO-3021 is for all global territories outside Greater China.

Incidence information and Claudin 18.2 expression rates for certain cancers with significant unmet needs are shown below. The Claudin 18.2 expression rates are based on studies of incidence rates as published in 2008 by Sahin, et al. in Clinical Cancer Research, in 2011 by Tanaka, et al. in the Journal of Histochemistry & Cytochemistry and in 2014 by Micke, et al. in the International Journal of Cancer.

Cancer Type	Total U.S. Incidence(1) (approximate)	Total Worldwide Incidence(2) (approximate)	Claudin18.2 Expression (approximate)
Gastric & Esophageal(3)	47,000	1,700,000	77%
Pancreatic(4)	62,000	496,000	70-80%
Ovarian	20,000	314,000	24%
Lung	237,000	2,200,000	6%

[1]	U.S. incidence data as reported by the National Cancer Institute as of the date of this Annual Report.
[2]	Worldwide incidence data as reported by the International Agency for Research on Cancer as of the date of this Annual Report.
[3]	Unresectable advanced HER2- gastric cancer and esophageal adenocarcinoma.
[5]	Metastatic pancreatic adenocarcinoma.

Clinical validation of the target and potential for broader target population

Based on clinical data reported for other therapeutic agents targeting Claudin 18.2 in various phases of clinical development, including mAb and CAR T-cell approaches, we believe this target has been clinically validated. Whereas both mAb and CAR T-cell anti-Claudin 18.2 approaches have required a substantial portion of tumor cells with moderate-to-high expression of Claudin 18.2 for anti-tumor activity, we believe an ADC approach could potentially target tumors with any expression of Claudin 18.2, including tumors with low levels of expression. Therefore, EO-3021 could potentially capture a broader patient population and greater commercial opportunity.

Clinical development plan

An IND for EO-3021 has been cleared with the FDA. We are planning a Phase I dose escalation and expansion trial with EO-3021 in patients with solid tumors likely to express Claudin 18.2. The trial is expected to begin enrolling patients in the United States in the second half of 2023.

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

We expect to purchase any clinical or commercial supply of EO-3021 from CSPC. Until we have completed the first Phase 2 clinical trial for EO-3021 in the United States, CSPC will supply EO-3021 for clinical investigation purposes in the United States as we request, but only to the extent necessary to conduct such clinical trial, at no cost to us.

We generally expect to rely on third parties for the manufacturing of any companion or complementary diagnostics we may develop.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion or complementary diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and patient convenience. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then.

There are a number of biological and biotechnology companies that currently are pursuing the development of therapies for patients with cancers with significant unmet needs. In particular, we expect that our current lead product candidate, EO-3021, will compete against other ADCs that are in development for targeting Claudin 18.2, including those of Antengene Corporation (ATG-022), Keymed Biosciences (CMG 901), KLUS Pharma Inc. (SKB315), RemeGen (RC118), SOTIO Biotech (SOT102), TORL Biotherapeutics, LLC (TORL-2-307-ADC) and Turning Point Therapeutics, Inc. (now owned by Bristol Myers Squibb) (LM-302). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma Inc., Beijing Mabworks Biotech Co., Ltd., CARsgen Therapeutics Holdings Limited, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical Co., Ltd., Legend Biotech Corporation, NovaRock Biotherapeutics Limited, Transcenta Holding Limited, Zai Lab Limited, and others. Development efforts and clinical results of these other product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, and negatively impact the regulatory approval process of EO-3021.

Licensing, collaboration and asset purchase agreements

CSPC License Agreement

In July 2022, we entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited, pursuant to which CSPC granted to us a worldwide exclusive right and license (outside of Greater China) under certain patents identified in the CSPC License Agreement (the “Licensed Patents”) and know-how to develop and commercialize products containing EO-3021 (“Licensed Products”) in the treatment of cancer.

Pursuant to the terms of the CSPC License Agreement, we paid to CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales. During the term of the CSPC License Agreement, we are also required to pay to CSPC (i) royalties ranging from mid-single digits through low double digits on net sales of each Licensed Product and (ii) a percentage of non-royalty sublicense income received by us, up to an aggregate of $50.0 million.

We will purchase Licensed Products for any clinical or commercial supply from CSPC under the terms of a supply agreement. Until we have completed the first Phase 2 clinical trial for the first Licensed Product in the United States, CSPC shall supply EO-3021 for clinical purposes as we request, but only to the extent necessary to conduct such clinical trial, at no cost to us.

The CSPC License Agreement will expire automatically upon the expiration of the last royalty term of the last Licensed Product, with each royalty term expiring on a country-by-country basis upon the later of: (i) the expiration or abandonment of the last-to-expire Licensed Patent covering a Licensed Product; (ii) 10 years after the date of first commercial sale in the applicable country; and (iii) expiration of regulatory exclusivity for the Licensed Product in the applicable country.

The CSPC License Agreement may be terminated by us for any reason upon 180 days prior written notice to CSPC. CSPC may terminate the CSPC License Agreement if we or any sublicensee commences an action challenging the Licensed Patents or following the occurrence of certain change of control transactions. Either party may terminate the CSPC License Agreement (i) for an uncured material breach of the CSPC License Agreement by the other party or (ii) if, at any time, the other party undergoes certain bankruptcy, insolvency or dissolution proceedings.

Caris Agreement

In June 2021, we entered into a collaboration agreement with Caris (the “Caris Agreement”). Under the terms of the Caris Agreement, Caris will identify targets for the collaboration and provide those targets to us at regular intervals for review and approval. Once a target is selected by the collaboration’s joint steering committee, the collaboration will retain access to the selected targets.

The financial terms surrounding development and commercialization of each product candidate identified for the collaboration and included in the Caris Agreement vary based on the level of participation elected by each party in the development and commercialization efforts following identification of a target. There are no upfront or milestone payments or royalties due to either party under the collaboration. With respect to proceeds from any potential commercial transaction related to a product resulting from the collaboration, Caris will be entitled to a tiered initial percentage ranging from the mid-single digits to low teens based on the product candidate’s potential peak sales revenue with the remaining proceeds allocated based on each party’s pro-rata share of expenses incurred in development of the product. In the case of an out-licensing transaction of an asset instead of a sale, Caris and we will split all consideration received in the transaction in a similar manner. The Caris Agreement provides flexibility for we and Caris to jointly develop and commercialize, or for either we or Caris to incur development and commercialization expenses. The ultimate percentage of proceeds payable to us and Caris will depend on the level of development and commercialization participation elected by each party.

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

Previous Sponsor Asset Purchase Agreement

In May 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which we acquired the previous sponsor’s anti-HER3 antibody programs (the “Acquired Product Candidates”), including seribantumab. Upon closing of the Asset Purchase Agreement in July 2019, we paid the previous sponsor an upfront cash payment of $3.5 million. In addition to the foregoing payment, we may become obligated to pay the previous sponsor up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

Dyax Collaboration Agreement

Pursuant to the Asset Purchase Agreement with the previous sponsor, we (i) assumed all of the previous sponsor’s obligations and rights under the amended and restated collaboration agreement (the “Dyax Collaboration Agreement”), between the previous sponsor and Dyax Corp. (“Dyax”), which was entered into in January 2007, including an exclusive, worldwide product license to clinically develop or commercialize seribantumab and (ii) agreed to be bound to the terms of a sublicense agreement between the previous sponsor and Dyax entered into in June 2008. Under the Dyax Collaboration Agreement, Dyax used its proprietary phage display technology to identify antibodies that bind to targets of interest to us as therapeutics or diagnostics. Seribantumab was identified through the Dyax Collaboration Agreement. In January 2016, Dyax was acquired by Shire plc, which was subsequently acquired by Takeda Pharmaceutical Company Limited in January 2019.

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

The Dyax Collaboration Agreement will remain in effect, unless terminated earlier, for so long as we or any of our affiliates or sublicensees continue to develop or commercialize products that remain royalty-bearing under the Dyax Collaboration Agreement. Either party may terminate the Dyax Collaboration Agreement in the event of an uncured material breach by the other party. We also may terminate the Dyax Collaboration Agreement in its entirety or on a product-by-product basis at any time upon 90 days’ prior written notice.

Ligand Commercial License Agreement

Pursuant to the Asset Purchase Agreement with the previous sponsor, we purchased from the previous sponsor all of the right, title and interest in and to the commercial license agreement between the previous sponsor and Selexis SA (“Selexis”), for non-exclusive rights to technology for use in the manufacture of certain biologic products. Under this agreement, we are required to make aggregate milestone payments of up to €0.9 million, per licensed product, and pay royalties of less than one percent on net sales of product, which royalty payments expire in 2026. The obligation to pay royalties with respect to each product sold in a country continues until the expiration of the patent rights covering the product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. We also have the right to terminate the agreement at any time upon 60 days’ prior written notice. In November of 2021, this agreement was assigned from Selexis to Ligand Pharmaceuticals Incorporated (“Ligand”).

Financing agreements

K2HV Loan and Security Agreement

In July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request before March 1, 2025, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. In connection with entering into the Loan Agreement, we also issued to K2HV a warrant to purchase shares of common stock.

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

We may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium as follows: 3% of the Loan amounts prepaid if such prepayment occurs in the first year after funding; 2% if such prepayment occurs in the second year after funding; 1% if such prepayment occurs in the third year after funding; and 0% thereafter.

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of our common stock at a conversion price of $2.6493, subject to customary 19.99% Nasdaq beneficial ownership limitations. We also granted registration rights to the Lenders with respect to shares received upon such conversion.

Further, the Lenders may elect to invest up to $5.0 million in our future equity financings, provided such investment is limited to no more than 10% of the total amount raised in such equity financing.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Loan Agreement also contains covenants requiring that we maintain cash, cash equivalents and marketable securities balance of at least $25.0 million so long as our total market capitalization is less than $250.0 million.

As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

Cowen Sales Agreement

In July 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. We have not sold any shares under the Sales Agreement.

Intellectual property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the compositions of matter of our product candidates, their methods of use, and other inventions that are important to our business.

Our success will depend significantly on our ability and our licensors’ ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business, to defend and enforce our patents, to preserve the confidentiality of our trade secrets, and to operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop, strengthen, and maintain our proprietary position in the field of selective cancer therapy.

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

Our patent portfolio further includes an additional early-stage, published patent family specifically covering the use of seribantumab to treat patients harboring an NRG1 fusion according to our CRESTONE clinical trial dosing regimen. Any patents issuing from this family would expire in March 2042, subject to any disclaimers or extensions.

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

FDA Approval Process

In the United States, biological products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, with the exception that the section of the FDC Act that governs the approval of drugs via new drug applications (“NDAs”), does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act (the “PHSA”), via a biologics license application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”), for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

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

The FDA may also refer applications for novel biologic products, as well as biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee — typically a panel that includes clinicians, statisticians and other experts — for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the BLA contains data that provide substantial evidence that the drug is safe and effective, or the biologic is safe, pure, potent, and effective, in the respective claimed indication.

After the FDA evaluates the BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the BLA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

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

The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Pediatric Information

Under the Pediatric Research Equity Act (the “PREA”), BLAs, or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, the PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act (the “BPCA”), provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose some hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

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

FDA Approval and Regulation of Companion and Complementary Diagnostics

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

The FDA has also introduced the concept of a complementary diagnostic, which the FDA defines as a test that is not required but which provides significant information about the use of a drug. A complementary test can help guide treatment strategy and identify which patients are likely to derive the greatest benefit from therapy, and if approved by the FDA information regarding the IVD will be included in the therapeutic product labeling.

Approval or clearance of the companion or complementary diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion or complementary diagnostics in conjunction with the review of our products will, therefore, likely involve coordination of review by CDER and the FDA’s Office of In Vitro Diagnostics and Radiological Health. We may partner with a diagnostic provider to develop a companion or complementary diagnostic for certain of our product candidates. Review and approval of a companion or complementary diagnostic is typically done in parallel with development of the therapeutic product. However, it is possible that the FDA may permit approval of the companion or complementary diagnostic as a post-marketing commitment following a potential regulatory approval.

Under the FDC Act, in vitro diagnostics, including companion or complementary diagnostics, are regulated as medical devices. In the United States, the FDC Act and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA approval”). The vast majority of companion and complementary diagnostics require PMA approval.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (the “QSR”), which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency, privacy and cybersecurity laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “ACA”), amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or (“HITECH”), and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the collection, processing, storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of protected health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA or HITECH.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (“CMS”), issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services (“HHS”), plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion or complementary diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Employees and human capital resources

As of March 3, 2023, we had 33 full-time employees. Of these employees, six held M.D. and/or Ph.D. degrees, and six were engaged in research, development and technical operations. From time to time, we also retain independent contractors and consultants to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Facilities

We are a remote-first company, meaning that substantially all of our employees work remotely. As a result of this strategy, we do not maintain a corporate headquarters or lease any corporate facilities. We believe that our virtual arrangements are adequate to meet our needs for the immediate future, and that suitable space will be available in the future on commercially reasonable terms, should it be needed.

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

Corporate information

Our principal executive offices are located at 888 Seventh Ave, 12th Floor, New York, New York 10106 and our telephone number is (716) 371-1125. Our website address is www.elevationoncology.com. Information contained on or accessible through our website is not a part of this Annual Report.

Elevation Oncology, the Elevation logo and other trade names, trademarks or service marks of Elevation appearing in this Annual Report are the property of Elevation. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

Available information

The following filings are available through the U.S. Securities and Exchange Commission (the “SEC”), which maintains an Internet site at www.sec.gov, and through our website as soon as reasonably practicable after we file them with the

SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act.

We will make available on our website www.elevationoncology.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our lead product candidate, EO-3021. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-3021 or any other product candidate.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.
●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.
●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for our product candidates or any future product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

●	Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We expect to significantly expand our development and regulatory capabilities as we grow our company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.
●	The continued presence of COVID-19, or the outbreak of similar public health crises, could adversely impact our business, including our supply chain and the conduct of our clinical trials.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the years ended December 31, 2022 and 2021, we had a net loss of $95.1 million and $32.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $150.3 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the acquisition and clinical development of seribantumab and EO-3021. In January 2023, we announced a pipeline prioritization and realignment of resources to advance EO-3021 and other pipeline programs, and to pause further investment in the clinical development of seribantumab. We intend to pursue further development of seribantumab only in collaboration with a partner.

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock in our initial public offering (“IPO”), and borrowings under loan agreements. From our inception through December 31, 2022, we received an aggregate of $97.2 million in net proceeds from sale of our convertible preferred stock. We received an aggregate of $97.1 million in net proceeds from our IPO. We received net proceeds of $29.5 million from long-term debt. As of December 31, 2022, our cash, cash equivalents and marketable securities were $90.3 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we seek to advance EO-3021 and other product candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur increasing research and development expenses in connection with our planned clinical trials for EO-3021, and the development of other product candidates we may choose to pursue. In addition, if we obtain marketing approval for any product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of such product candidate. After our IPO, we incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, a product candidate. Our ability to generate revenue and become profitable will depend on a number of factors, including, but not limited to, our ability to:

●	Initiate and successfully meet our clinical endpoints in our planned clinical trials for EO-3021;
●	initiate and successfully complete all safety, pharmacokinetic and other registrational-enabling studies required to obtain U.S. and foreign marketing approval for EO-3021;
●	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
●	submit a BLA for EO-3021 to the FDA that is filed by the FDA;
●	obtain marketing approval for EO-3021 and our other product candidates;
●	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
●	successfully manufacture or contract with others to manufacture our product candidates;
●	further develop seribantumab in collaboration with a partner;
●	commercialize product candidates, if approved, by building a sales force or entering into collaborations with third parties;
●	obtain, maintain, protect and defend our intellectual property portfolio;
●	achieve market acceptance of our product candidates with the medical community and with third-party payors; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

Identifying and developing potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and begin selling any approved product. We expect to incur substantial expenses as we advance the clinical development of our product candidates and seek to develop, acquire or in-license additional product candidates. We expect increased expenses as we continue our research and development activities, initiate additional clinical trials and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, without giving effect to financial covenant compliance under the Loan Agreement with K2HV. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	disruptions or delays in enrollment of our clinical trials, including due to the COVID-19 pandemic;

●	the extent to which we develop, in-license or acquire other product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals of EO-3021 and our other product candidates and any companion or complementary diagnostics that we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from commercial sales of our product candidates, if approved;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize our product candidates or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments that we are required to make or are eligible to receive under any such collaborations.

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

Risks related to the design and development of our product candidates

We are highly dependent on the success of our lead product candidate, EO-3021. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-3021 or any other product candidate.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize or identify a strategic partner to commercialize, our lead product candidate, EO-3021. We expect to initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023. We currently have no products that are approved for sale in any jurisdiction. Our product candidates may not achieve success in their clinical trials or obtain regulatory approval. If we do not obtain regulatory approval for our product candidates and successfully commercialize them in one or more indications or if we experience significant delays in doing so, we may never generate any revenue or become profitable.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and other regulatory agencies;
●	acceptance of an IND and a BLA by the FDA or other similar clinical trial applications by foreign regulatory authorities for clinical trials for our product candidates;
●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion or complementary diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;
●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, and protecting and enforcing our rights in our intellectual property portfolio;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of any products following regulatory approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates, including EO-3021, will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we experience significant delays or are otherwise unable to successfully commercialize our product candidates, it would materially harm our business.

Drug development is a lengthy and expensive process, and clinical testing is uncertain as to the outcome.

We expect to initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023, and the risk of failure is high. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

A failure of one or more clinical trials can occur at any stage of testing. The outcomes of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials or of clinical trials of the same product candidates in other indications, and interim or preliminary results of a clinical trial do not necessarily predict final results. There are no approved therapies targeting Claudin 18.2 and our anti-Claudin 18.2 ADC approach with EO-3021 may not result in a durable clinical outcome. In addition, while some results in patients, such as observations of stable disease, may suggest encouraging clinical activity with respect to a product candidate, we expect that stable disease would not be considered to be a sufficient response for regulatory approval purposes. Furthermore, we may observe adverse safety events in later trials that were not observed in prior trials, which would alter the anticipated risk-benefit profile of a product candidate and reduce the likelihood that it receives regulatory approval.

The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

●	regulators, institutional review boards (“IRBs”), or ethics committees (“ECs”), may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA may disagree as to the design or implementation of our clinical trials or with our recommended doses with respect to any of our current or future product candidates;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and prospective trial sites;
●	clinical trials for our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;

●	lack of adequate funding to continue clinical trials;
●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients who meet the trial criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;
●	we may experience difficulties in maintaining contact with patients after treatment, resulting in incomplete data;
●	we or third-party collaborators may fail to obtain regulatory approval of companion or complementary diagnostic tests, if required, on a timely basis, or at all;
●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
●	we may have to suspend or terminate clinical trials for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;
●	our product candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials;
●	the cost of clinical trials may be greater than we anticipate;
●	changes to clinical trial protocols;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials; and

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial or obtain timely marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on any of our clinical trials for a variety of reasons, including safety concerns and noncompliance with regulatory requirements. If we are not able to complete successful clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize EO-3021 or our other product candidates.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Enrolling patients for our clinical trials requires promptly identifying cancer patients and placing these patients in one of our qualified sites in a timely manner. We have relied, and may in the future rely, on several diagnostic partners to conduct initial testing to identify patients that are eligible for our clinical trials. If one or more of these partners encounters delays or is otherwise unable to conduct these tests and identify potential patients, enrollment in our clinical trials may be substantially delayed. In addition, these partners work with several other companies, including our competitors, and may divert resources to collaborations with these other companies, which may detrimentally affect enrollment in our clinical trials. Patient enrollment is also affected by other factors, including:

●	the severity of the disease under investigation;
●	our ability to recruit clinical trial investigators of appropriate competencies and experience;
●	the incidence and prevalence of our target indications;
●	clinicians’ and patients’ awareness of testing mechanisms to screen patients and perceptions as to the potential advantages and risks of our product candidates in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	competing studies or trials with similar eligibility criteria;
●	invasive procedures required to enroll patients and to obtain evidence of the product candidates’ performance during clinical trials;
●	availability and efficacy of approved medications for the disease under investigation;
●	eligibility criteria defined in the protocol for the trial in question;
●	the size and nature of the patient population required for analysis of the trial’s primary endpoints;
●	efforts to facilitate timely enrollment in clinical trials;
●	whether we are subject to a partial or full clinical hold on any of our clinical trials;
●	reluctance of physicians to encourage patient participation in clinical trials;
●	the ability to monitor patients adequately during and after treatment;
●	our ability to obtain and maintain patient consents; and
●	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline, limit our ability to obtain additional financing and delay or limit our ability to obtain regulatory approval for our product candidates.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.

Results of our planned clinical trials of EO-3021 and other product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development, a material percentage of patients in these clinical trials may die during a trial. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of EO-3021 or our other product candidates will be harmed and our ability to generate product revenues will be delayed or eliminated. Any serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates, which would harm our commercial prospects our financial condition and our reputation.

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

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data or pre-specified interim analyses from our clinical trials. These updates will be based on an analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, pre-specified interim analyses from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Therefore, positive preliminary or interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to our Common Stock” for more disclosure related to the risk of volatility in our stock price.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. Third parties may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business.

Additionally, planned clinical trials we conduct may be open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Open-label clinical trials typically test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

If the preliminary or topline data or results of pre-specified interim analyses that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies, or partner or out-license our product candidates. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, joint ventures, in-licensing of new products, product candidates or technologies, and partnering or out-licensing our product candidates, that we believe will complement or augment our existing business. For example, in July 2022, we entered into a license agreement pursuant to which CSPC granted us exclusive rights to develop and commercialize EO-3021 worldwide outside of Greater China. If we acquire additional assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. Even if we partner or out-license seribantumab, we may not be able to realize any benefit of the transaction and collaboration, financial or otherwise.

Following any such strategic transaction, we may not achieve any expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near-term and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including, but not limited to, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the transaction or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.

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

We may not be successful in finding collaborators for continuing the development of seribantumab.

We recently announced that we have paused further investment in the clinical development of seribantumab and intend to pursue further clinical development of seribantumab only in collaboration with a partner. We face significant competition in seeking appropriate collaborators. Any such collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration. Collaborations are complex and time-consuming to negotiate and document. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other future product candidates or for other indications that later prove to have greater commercial potential. For example, in January 2023, we announced a pipeline prioritization and realignment of resources to advance EO-3021.

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

The continued presence of COVID-19 or the outbreak of similar public health crises, could adversely impact our business, including our supply chain and the conduct of our clinical trials.

The continued presence of COVID-19, both in the United States and in other countries in which we or our collaborators have planned or active clinical trial sites and where third-party manufacturers operate, including China, could cause significant disruptions that could severely impact our business, including:

●	delays or difficulties in screening, enrolling and maintaining patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	inability or unwillingness of subjects to travel to the clinical trial sites;

●	delays, difficulties or incompleteness in data collection and analysis and other related activities;
●	decreased implementation of protocol required clinical trial activities and quality of source data verification at clinical trial sites;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials and our other research and development activities, including because of sickness of employees or their families or mitigation measures such as lock-downs and social distancing;
●	delays due to production shortages resulting from any events affecting raw material supply or manufacturing capabilities domestically and abroad;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global and domestic shipping that may affect the transport of clinical trial materials, such as investigational drug products used in our clinical trials;
●	changes in local regulations as part of a response to the continued presence of COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, delays or require us to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	refusal of regulatory authorities such as FDA or European Medicines Agency, or EMA, to accept data from clinical trials in affected geographies; and
●	adverse impacts on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Furthermore, if either we or any third party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the continued presence of COVID-19, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our clinical trials. Measures we have taken in response to COVID-19 include, where feasible, conducting remote clinical trial site activations and data monitoring, and limiting on-site patient visits by adjusting patient assessments and protocol. However, despite these efforts, we have experienced limited delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. In addition, development programs that span many tumor types are relatively novel, and, to date, the FDA has approved only a handful of therapies to treat multiple tumor types based on a common biomarker. We cannot be sure that the FDA will accept our BLA for EO-3021 or our other product candidates. Further, depending upon the results of our planned clinical trials, we may choose to seek Subpart H accelerated approval for a product candidate, which would require completion of a confirmatory trial to validate its clinical benefit. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of our later-stage clinical trials.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

●	may not deem our product candidate to be safe and effective;
●	determines that the product candidate does not have an acceptable benefit-risk profile;
●	determines in the case of a BLA seeking accelerated approval that the BLA does not provide evidence that the product candidate represents a meaningful advantage over available therapies for each tumor type;

●	determines that the objective response rate (“ORR”), and duration of response are not clinically meaningful;
●	determines that a tissue agnostic indication is not appropriate, for example, because a consistent anti-tumor effect is not observed across multiple tumor types or the response is too heavily weighted on a specific tumor type;
●	may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
●	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
●	may determine that the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	may not accept clinical data from trials, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	may disagree regarding the formulation, labeling and/or specifications;
●	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
●	may change approval policies or adopt new regulations; or
●	may not file a submission due to, among other reasons, the content or formatting of the submission.

We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidate, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired.

The accelerated approval pathway for any of our product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that it will receive marketing approval.

Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. We may seek accelerated approval for a product candidate on the basis of ORR with an acceptable duration of response, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit. Whether the ORR we observe in our planned clinical trials will be adequate to support an accelerated approval for any of our product candidates will depend on a number of factors, including the response rate, the durability of the responses, the observed toxicity profile and prior therapies received. This analysis may be complicated by whether there is an available therapy against which to compare our product candidates for certain tumor types based on the patients we enroll.

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

Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. Congress is also considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance.

The recent enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Orphan drug designation entitles a party to financial incentives, such as tax advantages and user fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in certain circumstances, such as a showing of clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity.

The FDA has granted orphan drug designation in the United States to EO-3021 for the treatment of gastric cancer (including cancer of gastroesophageal junction) and for the treatment of pancreatic cancer. We may apply for an additional orphan drug designation in the United States or other geographies for EO-3021 or our other product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. For instance, in the case of a request for orphan drug designation for a tumor agnostic indication, preliminary findings of a product candidate’s treatment effect that is not observed across multiple tumor types or that is too heavily weighted on a specific tumor type may not be sufficient for the FDA to grant a tumor agnostic orphan drug designation. Even if we obtain orphan drug designation for a product candidate in specific indications, we may not be the first to obtain regulatory approval of the product candidate for the orphan-designated indication, due to the uncertainties associated with developing biological products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other future product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy designation for EO-3021 or our other product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

A Fast Track designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation for EO-3021 or our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

A companion diagnostic is a medical device, often an in vitro device, which provides information that is essential for the safe and effective use of a corresponding therapeutic drug or biologic product. A companion or complementary diagnostic can be used to identify patients who are most likely to benefit from the therapeutic product.

A companion or complementary diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has generally required premarket approval of companion and complementary diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect. However, it is possible that the FDA may permit approval of the companion diagnostic as a post-marketing commitment following a potential regulatory approval.

Development of a companion or complementary diagnostic could include additional meetings with regulatory authorities, such as a pre- submission meeting and the requirement to submit an investigational device exemption application. In the case of a companion diagnostic that is designated as “significant risk device,” approval of an investigational device exemption by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate.

To be successful in developing, validating, obtaining approval of and commercializing a companion or complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion or complementary diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion or complementary diagnostic tests for our therapeutic product candidates that require such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these companion or complementary diagnostics. If these parties are unable to successfully develop companion or complementary diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials, and may prevent us from initiating a pivotal trial. In addition, the commercial success of any product candidate that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. Any failure to do so could materially harm our business, results of operations and financial condition.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMPs”), which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturing organizations (“CMOs”) will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug and biologic products, including requirements pertaining to their marketing and promotion in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off- label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the FDC Act and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by civil whistleblower or qui tam actions on behalf of the government, and criminal false claims laws and the civil monetary penalties law, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	HIPAA prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g. public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by HITECH, and their implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, protected health information, relating to the privacy, security, and transmission of such protected health information;
●	the federal Physician Payments Sunshine Act’s transparency requirements under the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members. The reported information is made available on a public website; and
●	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require biologics companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs..

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act (the “TCJA”), included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures, including reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), will remain in effect through 2031. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion or complementary diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In addition, CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, on March 16, 2018, CMS finalized its National Coverage Determination (the “NCD”), for certain diagnostic laboratory tests using next generation sequencing that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the NCD, diagnostic tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage and be available for patients with recurrent, metastatic relapsed, refractory or stages III and IV cancer. Additionally, the NCD extended coverage to repeat testing when the patient has a new primary diagnosis of cancer.

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

Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the IRA until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new regulations requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

Additionally, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The full economic impact of the IRA is unknown at this time, but the law’s passage may affect the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion or complementary diagnostics or additional pricing pressures.

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

In some countries, particularly the countries of the European Union (the “EU”), the pricing of prescription biological products is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for biological products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the recent withdrawal of the United Kingdom (the “UK”) from its membership in the EU, often referred to as “Brexit”, has caused uncertainty in the current regulatory framework in Europe and could lead to the UK and EU adopting divergent laws and regulations, including those related to the pricing of prescription biological products, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription biological products, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the UK.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates and products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (the “FCPA”), prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we expect to be dependent on third parties to conduct our planned preclinical studies and clinical trials of EO-3021 and other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of third parties on whom we rely, to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other biological product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for EO-3021 or any other product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. Subject to certain exceptions, we are required to acquire our clinical and commercial supply of EO-3021 primarily from CSPC in China. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the continued presence of COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include CSPC and other suppliers.

With rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased costs as a result of international transportation of supplies, as well as the costs of materials and products imported into the United States, particularly if these measures occur in regions where we source our product candidates, components or raw materials, such as China. Tariffs, trade restrictions, sanctions, export controls or other restrictive actions imposed by the United States or other countries, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation in conflict between Russia and Ukraine, could increase the prices of our and our partners’ products and product candidates, affect our and our partners’ ability to commercialize such products and product candidates, or create adverse tax consequences in the United States or other countries. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs, trade restrictions, sanctions, export controls or other restrictive actions by the United States or other countries could materially adversely affect our results of operations and financial condition.

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

We acquire many key materials for the manufacture of our product candidates on a purchase order basis, and we may not have long-term committed arrangements with respect to any product candidate. We will need to establish one or more agreements with third parties in order to develop and scale up our drug manufacturing process, conduct drug testing and generate data to support one or more regulatory submissions. If we obtain marketing approval for a product candidate, we will need to establish an agreement for commercial manufacture with a third party.

We use a limited number of suppliers for key components of our manufacturing process. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our current supplier could result in delays and additional regulatory submissions.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If the FDA determines that our third-party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve a BLA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our third-party manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our third-party manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

Any performance failure on the part of our existing or future CMOs could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substances. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs, and we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or we may not be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics such as the ongoing COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Further, to meet the demand for COVID-19 vaccine production, manufacturers are required to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act of 1950 (the “DPA”). The potential for manufacturing facilities and materials to be commandeered under the DPA, or equivalent foreign legislation, could make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

We may seek third-party collaborators for the development and commercialization of our product candidates on a select basis. For example, we intend to pursue further development of seribantumab only in collaboration with a partner. We have not entered into any such collaborations to date, and we may not be successful in finding a partner for further development of seribantumab. Our likely collaborators for any future collaboration arrangements include large and mid-size biologics companies, regional and national biologics companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

The total addressable market opportunity for EO-3021 and other product candidates we may develop will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if it is approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion or complementary diagnostic pricing and their reimbursement. The total addressable market opportunity for product candidates we may develop may depend upon commercially available next generation sequencing testing.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene Corporation (ATG-022), Keymed Biosciences (CMG 901), KLUS Pharma Inc. (SKB315), RemeGen (RC118), SOTIO Biotech (SOT102), TORL Biotherapeutics, LLC (TORL-2-307-ADC) and Turning Point Therapeutics, Inc. (now owned by Bristol Myers Squibb) (LM-302). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma Inc., Beijing Mabworks Biotech Co., Ltd., CARsgen Therapeutics Holdings Limited, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical Co., Ltd., Legend Biotech Corporation, NovaRock Biotherapeutics Limited, Transcenta Holding Limited, Zai Lab Limited, and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, for instance, which could in turn negatively impact the regulatory approval process for EO-3021.

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

Additionally, we may develop, either by ourselves or with collaborators, companion or complementary diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, if approved. While we have not yet developed any companion or complementary diagnostic test for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons that are applicable to our product candidates.

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

In January 2023, we announced a pipeline prioritization and realignment of resources to pause further investment in the clinical development of seribantumab and realign our resources to focus on advancing EO-3021 and other pipeline programs. As part of this realignment, our workforce was reduced by approximately 30%.

We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. If we acquire additional product candidates or enter into future collaborations, we may need to expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our potential growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Further, rapid expansion of our workforce while remaining a virtual company may have a detrimental impact on employee morale and cohesion.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the development and management expertise of the principal members of our management, scientific and clinical teams. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified finance and accounting personnel will also be critical to our success. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Our workforce reduction announced in January 2023 may make retention of our current personnel both more important and more challenging. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

Further, we recently underwent a leadership transition, which may be viewed negatively by employees, investors and collaborators. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of our business objectives and adversely impact our stock price.

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

We are a virtual company, our business success depends on the security and efficient and uninterrupted operation of our information technology systems, and we may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure. We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information, personal health information and sensitive personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the remote work environment resulting from the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic has generally increased the attack surface available for exploitation, as more companies and individuals work online and remotely, and as such, the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident, are increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

We may not have adequate insurance coverage with respect to security breaches or disruptions. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Currently, we carry business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.

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

In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH and other laws. Depending on the facts and circumstances, we could be subject to penalties if we obtain, use, or disclose personal health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the state of California enacted the California Consumer Privacy Act (the “CCPA”), which created new individual privacy rights for California consumers (as defined in the CCPA) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with a private right of action for data breaches. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. On January 1, 2023, the California Privacy Rights Act (the “CPRA”), which supersedes the CCPA, went into effect. The CCPA and the CPRA give California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach.

Other states have followed California: Virginia enacted the Virginia Consumer Data Protection Act that became effective January 1, 2023; Colorado recently enacted its Colorado Privacy Act, which will be effective July 1, 2023; Connecticut recently passed the Connecticut Data Privacy Act which will become effective July 1, 2023, and Utah recently enacted the Utah Consumer Privacy Act which will become effective December 31, 2023 and as the year 2023 began, four states (Michigan, New Jersey, Ohio and Pennsylvania), have active, pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance. It is difficult to confidently predict the impact of such laws on our business and operations, but it also required and will likely continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, laws, regulations, rules and standards in many foreign jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, which may impose significant compliance obligations on us. For example, in the EU, the processing of personal data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”).

In May 2018, the GDPR took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfers) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of cross-border transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). Additionally, following the withdrawal by the UK from the EU and the EEA, companies must comply with both the GDPR and the UK GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. Further, recent legal developments in Europe and the UK have created complexity and compliance uncertainty regarding certain transfers of information from the UK and EEA to the United States. For example, on June 16, 2020, the Court of Justice of the EU (the “CJEU”), declared the EU-U.S. Privacy Shield framework (the “Privacy Shield”), to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. The UK GDPR and EU GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, public health epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Extreme weather conditions or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

Operating as a virtual company, our employees conduct business outside of any leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under the TCJA, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future. As a result, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Risks related to intellectual property

If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability and our licensors’ ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the compositions of matter of our product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

The patent application and approval process is expensive, time-consuming and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdictions. It is also possible that we will fail to identify patentable aspects of our product candidates before it is too late to obtain patent protection. Moreover, depending on the terms of any license agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, CSPC has the sole right to control the preparation, filing, prosecution and maintenance of all patents and patent applications within the licensed patents and any jointly owned foreground intellectual property under the CSPC License Agreement.

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (the “USPTO”), and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of seribantumab, we currently have only one U.S. application, as well as a corresponding Patent Cooperation Treaty (“PCT”) application, specifically covering the use of seribantumab to treat patients with tumors harboring an NRG1 fusion according to our CRESTONE clinical dosing regimen. Any patents issuing from these published applications would expire in 2042, subject to any disclaimers or extensions.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until at least one patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (prior to March 16, 2013) any patent application related to our product candidates. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, CMOs, hospitals, independent treatment centers, consultants, independent contractors, suppliers, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our product candidates or technology, we may not be able to obtain our own patent rights to those product candidates or technology.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic versions or “follow-on” versions of any approved products by submitting NDAs or abbreviated NDAs under Section 505(b)(2) of the FDC Act, respectively, to the FDA during which they may claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions, however, only became effective on March 16, 2013. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our potential collaboration partners’ patent applications and the enforcement or defense of our or our future collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

We and our licensors may not be able to effectively protect or enforce our intellectual property and proprietary rights throughout the world.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. If any third-party patents, patent applications or other proprietary rights are found to cover our product candidates or any related companion or complementary diagnostics or their compositions, methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our product candidates or to do so without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. In addition, we have entered into in the past, and may enter into in the future, sponsored research agreements relating to our product candidates with various academic institutions. Some of these academic institutions may not have intellectual property assignments or similar agreements with their employees and consultants, which may result in claims by or against us related to ownership of any intellectual property. Accordingly, we may be forced to bring claims against third parties, or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We or any of our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or any of our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or any of our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or any of our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

The term of our patents may be inadequate to protect our competitive position on our products.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, our wholly owned patent portfolio includes a patent family with claims directed to antibodies and related compositions covering seribantumab, as well as methods of treating cancer using such antibodies and compositions. The family contains three U.S. patents directed to seribantumab which expire in February 2028 and a fourth U.S. patent which expires in October 2029 (including 614 days of Patent Term Adjustment), subject to any disclaimers or extensions. The family also contains a pending U.S. application, which if issued, would expire in February 2028, subject to any disclaimers or extensions. In addition, the above-discussed patent family includes granted patents in China, Europe, Hong Kong, Israel, and Japan with claims directed to compositions of matter covering seribantumab and related methods of therapy. These patents expire in February 2028, subject to any disclaimers or extensions. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for seribantumab, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost to the regulatory review process during which the sponsor was unable to commercially market its new product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug is eligible for the extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in foreign countries require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. We may rely on our licensors, such as CSPC, to pay these fees due to U.S. and non-U.S. patent agencies and to comply with these other requirements with respect to any licensed patents and patent applications. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products of technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products similar to any product candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we may license or may own in the future;
●	we, or any licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

●	we, or any licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating any of our owned or licensed intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know how, and a third party may subsequently file a patent covering such intellectual property.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report and the following:

●	enrollment or results of clinical trials of EO-3021 or our other product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to EO-3021 or our other product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including rising interest rates and inflation and the impact of geopolitical tensions with China and the war in Ukraine.

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

Based on the beneficial ownership of our common stock as of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management and, therefore, decrease the trading price of our common stock.

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”), may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act(“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting beginning with this annual report on Form 10-K. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time- consuming, costly and complicated. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Select Market. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an EGC. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. We are not a part to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ELEV” on The Nasdaq Stock Market and has been publicly traded since June 25, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 3, 2023, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On June 29, 2021, we closed our initial public offering of common stock under a registration statement on Form S-1 (333-256787) that was declared effective by the SEC on June 25, 2021.

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

Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are rethinking drug development by seeking innovative, selective cancer therapies that can be matched to a patient’s unique tumor characteristics.

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an antibody-drug conjugate (“ADC”) designed to target Claudin 18.2, a clinically validated molecular target, which can selectively deliver a cytotoxic payload directly to cancer cells expressing Claudin 18.2. We currently retain worldwide development and commercialization rights for EO-3021 outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan). Our licensor and partner, CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), is actively recruiting patients in its ongoing Phase 1 clinical trial of SYSA1801 (EO-3021) in China.

We are working to rapidly advance EO-3021 into the clinic in the United States and other territories outside Greater China across a range of solid tumor indications. We expect to present preclinical proof-of-concept data of EO-3021 at a major medical conference in the first half of 2023 and initiate a Phase 1 clinical trial of EO-3021 in the United States in the second half of 2023. An Investigational New Drug application (“IND”) for EO-3021 has been cleared with the U.S. Food and Drug Administration (the “FDA”). EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

Claudin 18.2 is expressed across several solid tumor types, including many gastrointestinal cancers such as gastric, gastroesophageal junction and pancreatic cancer. Claudin 18.2 is also expressed in ovarian cancer, non-small cell lung cancer (“NSCLC”) and other solid tumors. EO-3021 is an anti-Claudin 18.2 ADC that binds to Claudin 18.2 on the cell surface and is internalized, upon which the linker is cleaved in the lysosome to release the monomethyl auristatin E (“MMAE”) payload, a potent anti-mitotic agent. This results in microtubule disruption, inhibiting cell division and promoting cancer cell death via apoptosis. MMAE has been clinically validated as an effective anti-tumor payload and is the cytotoxic component of several FDA-approved ADCs.

In July 2022, we entered into a license agreement with CSPC (the “CSPC License Agreement”) to develop and commercialize EO-3021 outside Greater China. Pursuant to the terms of the CSPC License Agreement, we paid to CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales.

Additionally, in July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

In January 2023, we announced that we have paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1 fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab has been paused. Long-term follow-up of all patients who have been treated with seribantumab to date remains ongoing. We intend to pursue further clinical development of seribantumab only in collaboration with a partner. We plan to present additional interim clinical data from our Phase 2 CRESTONE clinical trial investigating the safety and efficacy of seribantumab in advanced solid tumors harboring an NRG1 fusion in the first half of 2023.

We are exploring opportunities through new or existing partnerships and business development opportunities to expand our novel oncology pipeline. This includes leveraging our value-driving partnerships with Caris Life Sciences (“Caris”) and others.

We were incorporated in April 2019. We have devoted substantial resources to in-licensing and developing EO-3021, developing seribantumab, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock, our IPO and a debt facility.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $95.1 million and $32.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $150.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	disruptions or delays in enrollment of our clinical trials, including due to the COVID-19 pandemic;
●	the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals of EO-3021 and our other product candidates and any companion or complementary diagnostics we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from commercial sales of any of our product candidates that receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize seribantumab or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $90.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, without giving effect to financial covenant compliance under the Loan Agreement with K2HV. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

COVID-19 precautions may directly or indirectly impact the timeline for our clinical trials. We are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Our operating expenses have consisted solely of research and development costs and general and administrative costs. Research and development expenses consist primarily of costs related to our research activities, including the development of our product candidates, and costs incurred for the in-licensing of EO-3021. Our research and development expenses include:

●	a one-time, upfront payment of $27.0 million paid to CSPC pursuant to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 in the Territory. Of this amount, $25.7 million was recorded as research and development expense and $1.3 million was recorded as prepaid expense;
●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities;
●	external research and development expenses incurred in connection with the preclinical and clinical development of seribantumab, as well as the preclinical development of EO-3021, including expenses incurred under agreements with contract research organizations and consultants;
●	costs incurred with contract manufacturing organizations that manufacture drug products for use in our preclinical studies and clinical trials of seribantumab;
●	fees paid to consultants for services directly related to our product development and regulatory efforts; and
●	costs related to compliance with regulatory requirements related to conducting our clinical activity.

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

To date, our research and development expenses have primarily been incurred to advance seribantumab and in-license EO-3021. We expect that significant additional spending will be required to advance EO-3021 and other product candidates through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Seribantumab	$39,721	$17,576	$22,145
EO-3021	26,096	—	26,096
Unallocated and other research and development expenses	3,584	2,675	909
Personnel costs (including stock-based compensation)	9,316	3,344	5,972
Total research and development expenses	$78,717	$23,595	$55,122

The successful development and commercialization of EO-3021 or our other product candidates is highly uncertain. The success of EO-3021 or any other product candidate will depend on several factors, including the following:

●	successful completion of preclinical studies and timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and other regulatory agencies;
●	acceptance of an IND and a BLA by the FDA or other similar clinical trial applications by foreign regulatory authorities for clinical trials for our product candidates;
●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion or complementary diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;
●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, and protecting and enforcing our rights in our intellectual property portfolio;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of any products following regulatory approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

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

We anticipate that our general and administrative expenses will increase in the future as we support our continued research activities and development of our product candidates. We also expect to incur increased expenses, including costs of accounting, audit, legal, investor and public relations, directors and officers insurance, and regulatory and tax related services associated with maintaining compliance with exchange listings and SEC requirements. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to building a sales and marketing team to support product sales, and marketing and distribution activities, to the extent that such activities are not supported by one or more third-party collaborators.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities.

Interest Expense

Interest expense consists of interest expense on borrowings under the K2HV Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $58.0 million and $4.5 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $4.2 million and $0.5 million, respectively, which begin to expire in 2040. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2022 and 2021:

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$78,717	$23,595	$55,122
General and administrative	15,832	8,451	7,381
Total operating expenses	94,549	32,046	62,503
Loss from operations	(94,549)	(32,046)	(62,503)
Other income (expenses), net	(506)	7	(513)
Loss before income taxes	(95,055)	(32,039)	(63,016)
Income tax expenses	25	—	25
Net loss	$(95,080)	$(32,039)	$(63,041)

Research and Development Expenses

Research and development expenses were $78.7 million for the year ended December 31, 2022, compared to $23.6 million for the year ended December 31, 2021. The increase of $55.1 million was primarily due to $27.0 million in cost related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 outside Greater China, partially offset by $1.3 million was recorded as prepaid expense, a $20.5 million increase in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $6.0 million increase in employee related costs, including stock-based compensation, and an increase of $2.9 million in the expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $15.8 million for the year ended December 31, 2022, compared to $8.5 million for the year ended December 31, 2021. The increase of $7.4 million was primarily due to an increase of $4.1 million in personnel costs, including stock-based compensation, an increase of $2.0 million in administrative costs including Directors and Officers insurance, and an increase of $1.3 million of professional fees and other consulting costs.

Other Income (Expense), Net

Other income (expense), net, was $0.5 million expense incurred for the year ended December 31, 2022, compared to less than $0.01 million for the year ended December 31, 2022.

Interest Income

Interest income of $1.0 million for the year ended December 31, 2022 was associated with our the balance of marketable securities. The Company did not hold any marketable securities as of December 31, 2021.

Interest Expense

Interest expense was $1.5 million for the year ended December 31, 2022 and consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered in July 2022.

Comparison of the Years Ended December 31, 2021 and 2020

A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022, which discussion is incorporated herein by reference and which is available free of change on the SEC’s website at http://www.sec.gov.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

In July 2022, we entered into the Loan Agreement with K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in the Term Loan consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. As of December 31, 2022, we had drawn down the first tranche and received net proceeds of $29.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(85,483)	$(30,167)
Cash used in investing activities	(44,398)	—
Cash provided by financing activities	29,514	97,051
Net (decrease) increase in cash and cash equivalents	$(100,367)	$66,884

Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $85.5 million, which consisted primarily of our net loss of $95.1 million, partially offset by $6.3 million of cash used in changes in our operating assets and liabilities, $3.2 million of stock-based compensation expense and $0.1 million non-cash interest. Changes in our operating assets and liabilities consisted primarily of an increase of $6.2 million in accrued expenses, and an increase of $0.7 million accounts payable, due to the timing of payments related to research and development costs, partially offset by an increase of $0.6 million in prepaid expenses and other current assets, due to increased insurance related to operating as of public company.

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

Investing Activities

During the year ended December 31, 2022, net investing activities consisted of $44.3 million of net cash investment in marketable securities and $0.1 million of purchases of property and equipment.

During the year ended December 31, 2021, there was no cash used in or provided by investing activities.

Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $29.5 million, due to $30.0 million of proceeds from issuance of long-term debt, partially offset by $0.5 million of payments of debt issuance costs.

During the year ended December 31, 2021, cash provided by financing activities was $97.1 million, which consisted of net proceeds from the issuance of common stock upon the completion of our IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for EO-3021 and seek to develop, acquire or in-license additional product candidates. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	successful enrollment in and completion of clinical trials;
●	the timing and outcome of regulatory review of our product candidates;
●	the cost to develop companion or complementary diagnostics as needed for each of our product candidates;
●	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our product candidates are approved, commercial manufacturing;
●	addition and retention of key research and development personnel;
●	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

We believe our cash, cash equivalents and marketable securities of $90.3 million as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, without giving effect to financial covenant compliance under the Loan Agreement with K2HV. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	disruptions or delays in enrollment of our clinical trials, including due to the COVID-19 pandemic;
●	the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals of EO-3021 and our other product candidates and any companion or complementary diagnostics we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from any product candidates that receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize seribantumab or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for EO-3021 or our other product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

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

In May 2019, we entered into the Asset Purchase Agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how, and inventory for assets related to seribantumab. If we are successful in finding a partner to develop and commercialize seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See “Business — Asset purchase, licensing and collaboration agreements” for additional information about these license agreements, including with respect to potential payments thereunder.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elevation Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevation Oncology, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2020

Tysons, Virginia

March 9, 2023

ELEVATION ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per-share information)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,917	$146,284
Marketable securities, available for sale	44,363	—
Prepaid expenses and other current assets	2,697	3,140
Total current assets	92,977	149,424
Property and equipment, net	98	38
Other assets, net	1,086	32
Total assets	$94,161	$149,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,362	$5,648
Accrued expenses	9,330	3,141
Total current liabilities	15,692	8,789
Non-current liabilities:
Long-term debt, net of discount	29,435	—
Restricted stock repurchase liability	2	8
Total liabilities	45,129	8,797

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021, respectively; no shares issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 23,321,247 and 23,225,637 issued as of December 31, 2022 and 2021, respectively; 23,312,529 and 23,205,915 outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	199,492	195,881
Accumulated other comprehensive loss	(161)	—
Treasury stock; 28,641 shares as of December 31, 2022; at cost	(35)	—
Accumulated deficit	(150,266)	(55,186)
Total stockholders’ equity	49,032	140,697
Total liabilities, convertible preferred stock and stockholders’ equity	$94,161	$149,494

See accompanying notes to the consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per-share information)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$78,717	$23,595
General and administrative	15,832	8,451
Total operating expenses	94,549	32,046
Loss from operations	(94,549)	(32,046)
Other income (expenses), net	(506)	7
Loss before income taxes	(95,055)	(32,039)
Income tax expenses	25	—
Net loss	$(95,080)	$(32,039)
Net loss per share, basic and diluted	$(4.09)	$(2.64)
Weighted average common shares outstanding, basic and diluted	23,267,120	12,132,610

Comprehensive loss:
Net loss	$(95,080)	$(32,039)
Other comprehensive loss:
Unrealized loss on marketable securities	(161)	—
Total other comprehensive loss	(161)	—
Total comprehensive loss	$(95,241)	$(32,039)

See accompanying notes to the consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share information)

									Accumulated
	Series A Convertible		Series B Convertible						Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	32,450,000	$32,373	34,043,889	$64,815	800,679	$—	$66	$—	$—	$(23,147)	$(23,081)
Vesting of restricted common stock	—	—	—	—	15,776	—	7	—	—	—	7
Stock-based compensation	—	—	—	—	—	—	1,571	—	—	—	1,571
Issuance of initial public offering common stock, net	(32,450,000)	(32,373)	(34,043,889)	(64,815)	22,389,460	2	194,237	—	—	—	194,239
Net loss	—	—	—	—	—	—	—	—	—	(32,039)	(32,039)
Balance at December 31, 2021	—	$—	—	$—	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	—	—	—	—	15,777	—	6	—	—	—	6
Issuance of common stock upon stock option exercises	—	—	—	—	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	—	—	—	—	3,206	—	—	—	3,206
Common stock repurchase	—	—	—	—	46,732	—	—	(35)	—	—	(35)
Warrant issuance	—	—	—	—	—	—	380	—	—	—	380
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	—	—	—	—	—	(95,080)	(95,080)
Balance at December 31, 2022	—	$—	—	$—	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032

See accompanying notes to the consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(95,080)	$(32,039)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,206	1,571
Non-cash interest expense	285	—
Accretion of premium and interest on marketable securities	(211)	—
Depreciation expense	27	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(610)	(1,722)
Accounts payable	711	(30)
Accrued expenses	6,189	2,035
Net cash used in operating activities	(85,483)	(30,167)
Investing activities
Purchases of property and equipment	(86)	—
Purchase of marketable securities	(112,312)	—
Proceeds from sales and maturities of marketable securities	68,000	—
Net cash used in investing activities	(44,398)	—
Financing activities
Proceeds from the issuance of restricted common stock	—	97,062
Proceeds from issuance of long-term debt	30,000	—
Payment of debt issuance cost	(470)	—
Cash paid for issuance costs of convertible preferred stock	—	(11)
Proceeds from issuance of common stock upon stock option exercises	19	—
Common stock repurchase	(35)	—
Net cash provided by financing activities	29,514	97,051
(Decrease) increase in cash and cash equivalents	(100,367)	66,884
Cash and cash equivalents, beginning of year	146,284	79,400
Cash and cash equivalents, end of year	$45,917	$146,284
Supplemental disclosure of cash flow information
Interest paid	$975	$—
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock upon IPO	$—	$97,188
Fair value of warrants issued with debt	$380	$—

See accompanying notes to the consolidated financial statements.

ELEVATION ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Elevation Oncology, Inc. (the “Company” or “Elevation”), which was formerly known as 14ner, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is rethinking drug development by seeking innovative, selective cancer therapies that can be matched to a patient’s unique tumor characteristics. The Company obtained exclusive worldwide rights outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan) to develop and commercialize EO-3021, a clinical stage antibody drug conjugate targeting Claudin 18.2, pursuant to a license agreement executed with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited, during the year ended December 31, 2022 (see Note 12). In January 2023, the Company announced that it has paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1 fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab has been paused. Long-term follow-up of all patients who have been treated with seribantumab to date remains ongoing. The Company intends to pursue further clinical development of seribantumab only in collaboration with a partner. The Company is exploring opportunities through new or existing partnerships and business development opportunities to expand its novel oncology pipeline.

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

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. The extent of the impact of COVID-19 on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new variants, the vaccination and booster rate, impact on the Company’s clinical studies, employee or industry events, and effect on the Company’s suppliers and manufacturers, all of which are uncertain and cannot be predicted. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

In July 2022, the Company entered into the Loan Agreement with K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in the Term Loan consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon the Company’s request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. As of December 31, 2022, the Company had drawn down the first tranche and received net proceeds of $29.5 million.

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $95.1 million and $32.0 million for the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $150.3 million as of December 31, 2022. Through December 31, 2022, the Company has funded its operations with proceeds from the sale of convertible preferred stock, proceeds from its IPO, and borrowings under loan agreements. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the consolidated financial statements.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available and regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the discovery and development of cancer therapies for patient populations with significant unmet medical needs. All material long-lived assets of the Company reside in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consisted of money market funds. The Company places its cash with a high-credit-quality financial institution domiciled in the United States.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the years ended December 31, 2022 and 2021, the Company had three and two vendors that accounted for approximately 78% and 61% of its research and development expense, respectively. As of December 31, 2022 and 2021, the Company had two and one vendor(s) that accounted for approximately 87% and 74% of the total accounts payable, respectively.

Property and Equipment

Property and equipment consist of computer software that is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2022.

Cloud Computing Arrangements

The Company defers implementation costs incurred in cloud computing hosting arrangements in accordance with Accounting Standards Update (“ASU”) 2018-15 and amortizes these costs over the noncancelable term of the cloud computing arrangement, plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage are capitalized within either prepaid expenses and other current assets, or in other assets, net on the Company’s balance sheet. Amortization of implementation costs is on a straight-line basis over the related hosting arrangement term and is reflected in research and development expenses in the consolidated statements of operations.

Classification and Accretion of Convertible Preferred Stock

Prior to the Company’s Initial Public Offering (“IPO”), the Company’s convertible preferred stock was classified outside of stockholders’ deficit on the balance sheet because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of a deemed liquidation (see Note 7). Because the occurrence of a deemed liquidation event was not considered probable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Upon the closing the Company’s IPO in June 2021, all outstanding convertible preferred stock automatically converted into shares of common stock.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3).

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

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since inception. As of December 31, 2022 and 2021, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2022 and 2021 were $0.3 million and $0.2 million, respectively.

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

Fair value of common stock—Upon IPO, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC Subtopic 815-40, “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, the entities will not separately present in equity an embedded conversion feature for these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, for public business entities that are not smaller reporting companies. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on January 1, 2022. The adoption of ASU 2020-06 had an impact on the evaluation of the accounting for the warrants issued in connection with the K2HV Loan and Security Agreement (see Note 9) by removing the beneficial and cash conversion feature guidance when determining the accounting for embedded conversion features.

3. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and Cash Equivalent
Money market funds	$3,298	$—	$—	$3,298
	$3,298	$—	$—	$3,298

Marketable Securities
Corporate debt securities	$—	$15,460	$—	$15,460
Commercial paper	—	14,999	—	14,999
U.S. Government debt securities	—	13,904	—	13,904
Total	$—	$44,363	$—	$44,363

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Money market funds included in cash and cash equivalents	$106,000	$—	$—	$106,000

During the years ended December 31, 2022 and 2021, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of December 31, 2022. The Company did not hold any marketable securities as of December 31, 2021.

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$15,627	$—	$(167)	$15,460
Commercial paper	14,999	—	—	14,999
U.S. Government debt securities	13,898	6	—	13,904
Total	$44,524	$6	$(167)	$44,363

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Estimated	December 31,
	Useful Life	2022	2021

		(in thousands)
Computer software	4 years	$157	$71
Less: Accumulated depreciation		(59)	(33)
Property and equipment, net		$98	$38

The Company recorded less than $0.1 million of depreciation expense during the years ended December 31, 2022 and 2021.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2022	2021

	(in thousands)
Accrued preclinical and clinical trial costs	$6,174	$1,260
Accrued compensation	2,498	1,059
Accrued consulting	75	77
Accrued professional services	218	499
Accrued other	365	246
Total accrued expenses	$9,330	$3,141

7. CONVERTIBLE PREFERRED STOCK

As of November 20, 2020, the Company had issued Series A and Series B convertible preferred stock (collectively, the “Convertible Preferred Stock”).

On June 29, 2021, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

8. DEBT

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

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase shares of common stock (see Note 9), which was an incremental cost to the Loan Agreement; thus, the allocated fair value of the warrant was recorded as part of the issuance cost (see Note 2).

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

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share, at a conversion price of $2.6493, subject to customary 19.99% Nasdaq beneficial ownership limitations. The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

Further, the Lenders may elect to invest up to $5.0 million in future equity financings of the Company, provided such investment is limited to no more than 10% of the total amount raised in such equity financing.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Loan Agreement also contains covenants requiring that the Company maintain cash, cash equivalents and marketable securities balance of at least $25.0 million so long as the Company’s total market capitalization is less than $250.0 million.

As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The Company capitalized $0.9 million of debt issuance costs which consist of incremental costs incurred for the Lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the origination of the term loan. The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows:

December 31, 2022
(in thousands)
Outstanding principal amount	$30,000
Add: accreted liability of final payment fee	(763)
Less: unamortized debt discount	198
Long-term debt, net of discount	$29,435

The Company's total interest expense was $1.5 million for the year ended December 31, 2022. The following summarizes the components of total interest expense:

Year Ended December 31, 2022
(in thousands)
Interest paid or accrued	$1,246
Non-cash amortization of debt discount (including warrant)	87
Non-cash accrued back-end fee	198
$1,531

Scheduled future principal payments on total outstanding debt, as of December 31, 2022, are as follows:

Total
(in thousands)
2023	$—
2024	—
2025	17,740
2026	12,260
$30,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of December 31, 2022.

9. WARRANT

In connection with the Term Loan and Loan Agreement (see Note 8), the Company issued warrants to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “Warrant”). K2HV may at any time and from time to time exercise this Warrant, in whole or in part, by delivering to the Company the original of this Warrant together with a duly executed Notice of Exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the Warrant.

All of the 339,725 shares are outstanding as of December 31, 2022.

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

10. EQUITY

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of December 31, 2022 and 2021, respectively.

Common stock

As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement. As of December 31, 2022, the Company has not sold any shares under the Sales Agreement.

11. STOCK-BASED COMPENSATION

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Research and development	$669	$244
General and administrative	2,537	1,327
Stock-based compensation expense included in operating expenses	$3,206	$1,571

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,165,626 shares were added to the Plan in January 2023. As of December 31, 2022, 1,450,007 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 233,125 shares were added to the Plan in January 2023. As of December 31, 2022, no offering periods have commenced, and 460,281 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

A summary of stock option activity for employee and nonemployee awards under the 2021 Plan is presented below:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,734,295	$7.80
Exercised	(44,105)	$0.43
Cancelled	(303,715)	3.65
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Vested at December 31, 2022	1,445,327	$2.97	7.77	$268
Vested and expected to vest at December 31, 2022	4,408,274	$3.44	8.52	$350

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $1.96 and $4.60 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.62 - 4.37%	0.95 - 1.35%
Volatility	72-80%	75-77%
Dividend yield	—%	—%
Expected term (years)	6	6

The fair value of options that vested during the years ended December 31, 2022 and 2021 was $2.8 million and $0.6 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $2.4 million and $1.1 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $6.5 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.01 million as a liability from the early exercise in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of less than $0.1 million during the years ended December 31, 2022 and 2021.

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

The following table summarizes activity related to restricted stock units:

		Weighted Average
		Grant Date
	Number of shares	Fair Value
Unvested at December 31, 2021	200,996	$16.00
Vested	(75,374)	$16.00
Unvested at December 31, 2022	125,622	$16.00

The Company recorded stock-based compensation expense of $0.8 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, related to RSUs. As of December 31, 2022, the total unrecognized expense related to all RSUs was $2.0 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

12. ASSET PURCHASE AND LICENSE AGREEMENTS

In May 2019, the Company entered into an asset purchase agreement with the previous sponsor, pursuant to which it acquired all rights and interest to patents, know-how, and inventory for assets related to seribantumab, a fully humanized immunoglobulin G2 monoclonal antibody against HER3.

Pursuant to the asset purchase agreement, the Company made an upfront, non-refundable payment of $3.5 million at closing. If the Company succeeds in finding a partner to develop and commercialize seribantumab, the Company may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of December 31, 2022 and 2021, and concluded no such payments were required.

CSPC License Agreement

In July 2022, the Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited (the “Licensor”), with an effective date of July 27, 2022 (the “Effective Date”), pursuant to which the Licensor granted to the Company a worldwide exclusive right and license (outside of the People’s Republic of China, Hong Kong, Taiwan, and Macau) under certain patents identified in the CSPC License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to develop and commercialize products (“Licensed Products”) containing EO-3021 (SYSA1801) (the “Licensed Compound”) in the treatment of cancer (the “Field”).

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

Under the terms of the CSPC License Agreement, the development of the Licensed Compound and the first Licensed Product will be governed by a clinical development plan, including anticipated timeline goals in connection with the clinical trials for the first Licensed Product (the “Development Plan”). The Development Plan may be amended by a joint steering committee established by the Company and the Licensor.

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

13. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits from Inception to the date of these consolidated financial statements.

14. INCOME TAXES

No provision for income taxes was recorded for the years ended December 31, 2022 and 2021. The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company has not reflected any benefit of such net operating loss (“NOL”) carryforwards in the accompanying consolidated financial statements. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2022	2021
Profit before tax at federal statutory rate	21.0%	21.0%
State tax benefit, net of federal benefit	0.6%	0.4%
Research and development credit carryovers	2.9%	4.4%
Permanent differences	(1.1)%	(1.4)%
Return to Provision True Ups	0.1%	0.1%
Change in valuation allowance	(23.5)%	(24.5)%
Effective income tax rate	—%	—%

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. The Company has recorded a valuation allowance against its deferred tax assets on December 31, 2022 and 2021 because the Company’s management believes that it is more likely than not that these assets will not be fully realized in the near future. The increase in the valuation allowance of approximately $22.3 million in the year ended December 31, 2022 primarily relates to the generation of net operating losses and research and development credits, and the capitalization of research and development costs that will be amortized in the future.

The Tax Cuts & Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development costs under Section 174 effective for tax years beginning on or after January 1, 2022. As a result, the Company capitalized $55.5M of research and development costs that will be amortized for tax purposes over 5 years if performed in the U.S. and over 15 years if performed outside of the U.S.

As of December 31, 2022, the Company had federal NOL carryforwards of approximately $58.0 million, all of which can be carried forward indefinitely, and state NOL carryforwards of $4.5 million, which begin to expire in 2040. The Company also has federal tax credits of $4.2 million and state tax credits of $0.5 million which may be used to offset future tax liabilities and will begin to expire in 2040. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Net deferred tax asset (liability) in the accompanying consolidated balance sheets consists of the following:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets and (liabilities)
Net operating losses	$12,427	$10,303
Research and development expenses	10,945	—
Research and development credit	4,645	1,697
Accrued expenses	711	130
Stock-based compensation	411	151
Other	135	—
Intangible assets	5,944	666
Gross deferred tax asset	35,218	12,947
Valuation allowance	(35,210)	(12,945)
Net deferred tax asset	8	2
Stock-based compensation	—	—
Fixed assets	(8)	(2)
Deferred tax liabilities	(8)	(2)
Net deferred tax asset (liability)	$—	$—

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

The Company will recognize both accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. As of December 31, 2022, all tax returns remain open.

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

15. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(95,080)	$(32,039)
Weighted average common stock outstanding, basic and diluted	23,267,120	12,132,610
Net loss per share, basic and diluted	$(4.09)	$(2.64)

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

	December 31,
	2022	2021
Outstanding stock options	4,408,274	3,021,799
Unvested restricted stock	3,945	19,721
Unvested RSUs	125,622	200,996
Warrant	339,725	—
	4,877,566	3,242,516

16. DEFINED CONTRIBUTION PLAN

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

17. SUBSEQUENT EVENTS

On January 5, 2023, the Company announced a pipeline prioritization and realignment of resources to advance its EO-3021 product candidate. The Company is pausing further investment in the clinical development of its seribantumab product candidate and realigning its resources to focus on advancing EO-3021 and other pipeline programs. The Company intends to pursue further development of seribantumab only in collaboration with a partner. Concurrently with this announcement, the Board of Directors of the Company (the “Board”) approved a reduction of the Company’s workforce across all areas of the Company. The workforce reduction was substantially completed in January 2023 and is expected to be fully complete by April 2023. These actions reflect the Company’s determination to refocus its strategic priorities around EO-3021 and other pipeline programs.

Additionally, on January 5, 2023, the Company and Shawn M. Leland, the former President and Chief Executive Officer (“the former CEO”) of the Company, entered into a Separation Agreement (the “Separation Agreement”) following the mutual agreement between the Board and the former CEO regarding his departure from his positions with the Company. Pursuant to the Separation Agreement, the former CEO ceased his role as the Company’s President and CEO and resigned as a director of the Board, effective January 5, 2023.

The workforce reduction is expected to include total restructuring charges of approximately $2.7 million which includes $1.6 million of one-time termination benefits and contractual termination benefits for severance, healthcare and related benefits. The one-time termination benefits were recorded in January 2023 under the provisions of ASC 420, Exit or

Disposal Cost Obligation, as this is the period the termination plan was both approved and communicated to the impacted employees. The contractual termination benefits were recorded in January 2023 under the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits, which is the period in which the contractual postemployment benefits became probable of recognition. Please see the Company's Current Report on Form 8-K filed on January 6, 2023 for further information relating to the Company's workforce reduction and the former CEO's resignation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. For as long as we remain a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and report less than $100 million of annual revenues in our most recent fiscal year, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in the sections captioned “Corporate Governance,” “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports,” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates (the “Proxy Statement”), which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item 14 will be included in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-40523	3.1	August 12, 2021

3.2	Amended and Restated Bylaws.	8-K	001-40523	3.1	March 3, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-256787	4.1	June 21, 2021

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40523	4.2	March 3, 2022

4.3	Amended and Restated Investors’ Rights Agreement, dated November 10, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256787	4.2	June 4, 2021

4.4†	Warrant to Purchase Common Stock, issued July 27, 2022, to K2 HealthVentures Equity Trust LLC.	10-Q	001-40523	4.1	November 3, 2022

10.1#	Form of Indemnity Agreement.	S-1/A	333-256787	10.1	June 21, 2021

10.2#	2019 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-256787	10.2	June 4, 2021

10.3#	2021 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-256787	10.3	June 21, 2021

10.4#	2021 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-256787	10.4	June 21, 2021

10.5†	Asset Purchase Agreement dated May 28, 2019, by and between the Registrant and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.5	June 4, 2021

10.6†	Amended and Restated Collaboration Agreement dated January 24, 2007, between Dyax Corp. and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.6	June 4, 2021

10.7†	Commercial License Agreement dated June 4, 2008, between Selexis SA and Merrimack Pharmaceuticals, Inc.	S-1	333-256787	10.7	June 4, 2021

10.8#	Employment Agreement dated June 6, 2021, by and between the Registrant and Joseph J. Ferra, Jr.	S-1/A	333-256787	10.10	June 21, 2021

10.9#	Employment Agreement dated February 5, 2021, by and between the Registrant and Valerie Malyvanh Jansen, as amended.	10-K	001-40523	10.11	March 3, 2022

10.10#	Offer Letter dated March 16, 2022, by and between the Registrant and David Dornan.					X

10.11#	Form of Change in Control and Severance Agreement	8-K	001-40523	99.1	August 6, 2021

10.12†	Collaboration Agreement dated June 14, 2021, between Caris MPI, Inc. and the Registrant.	S-1/A	333-256787	10.11	June 23, 2021

10.13†	Loan and Security Agreement, dated July 27, 2022, by and among the Registrant, the lenders, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent	10-Q	001-40523	10.1	November 3, 2022

10.14†	License Agreement, dated July 27, 2022, by and between the Registrant and CSPC Megalith Biopharmaceutical Co., Ltd.	10-Q	001-40523	10.2	November 3, 2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.					X

31

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†

The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K and/or has omitted certain portions of this exhibit as permitted under Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVATION ONCOLOGY, INC.

Date: March 9, 2023	By:	/s/ Joseph J. Ferra, Jr.
Joseph J. Ferra, Jr.
Interim Chief Executive Officer and President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Joseph J. Ferra, Jr.	Interim Chief Executive Officer and President, and Chief Financial Officer
Joseph J. Ferra, Jr.	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Steven A. Elms	Chairman of the Board
Steven A. Elms

/s/ R. Michael Carruthers	Director
R. Michael Carruthers

/s/ Timothy Clackson, Ph.D.	Director
Timothy Clackson, Ph.D.

/s/ Lori Hu	Director
Lori Hu

/s/ Colin Walsh, Ph.D.	Director
Colin Walsh, Ph.D.