Form 10-Q
period 2023-03-31
Elevation Oncology, Inc.
filed 2023-05-15
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 24,337,846 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including rising interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and the war in Ukraine;
●	the effects of the continued presence of COVID-19 on any of the above or any other aspect of our business operations; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$55,902	$45,917
Marketable securities, available for sale	18,027	44,363
Prepaid expenses and other current assets	1,906	2,697
Total current assets	75,835	92,977
Property and equipment, net	88	98
Other non-current assets	975	1,086
Total assets	$76,898	$94,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,043	$6,362
Accrued expenses	9,491	9,330
Total current liabilities	13,534	15,692
Non-current liabilities:
Long-term debt, net of discount	29,600	29,435
Restricted stock repurchase liability	—	2
Total liabilities	43,134	45,129

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 23,819,751 and 23,345,115 shares issued as of March 31, 2023 and December 31, 2022, respectively; 23,786,337 and 23,312,529 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	201,185	199,492
Accumulated other comprehensive loss	(51)	(161)
Treasury stock, 33,414 and 28,641 shares as of March 31, 2023 and December 31, 2022, respectively; at cost	(47)	(35)
Accumulated deficit	(167,325)	(150,266)
Total stockholders’ equity	33,764	49,032
Total liabilities and stockholders’ equity	$76,898	$94,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,292	$13,575
General and administrative	4,346	3,793
Restructuring charges	5,107	—
Total operating expenses	16,745	17,368
Loss from operations	(16,745)	(17,368)
Other income (expense), net	(309)	93
Loss before income taxes	(17,054)	(17,275)
Income tax expense	5	—
Net loss	$(17,059)	$(17,275)
Net loss per share, basic and diluted	$(0.72)	$(0.74)
Weighted average common shares outstanding, basic and diluted	23,618,559	23,216,206

Comprehensive loss:
Net loss	$(17,059)	$(17,275)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	110	(204)
Total other comprehensive gain (loss)	110	(204)
Total comprehensive loss	$(16,949)	$(17,479)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at December 31, 2021	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	3,946	—	2	—	—	—	2
Issuance of common stock upon stock option exercises	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	627	—	—	—	627
Unrealized loss on marketable securities	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	(17,275)	(17,275)
Balance at March 31, 2022	23,253,966	$2	$196,529	$—	$(204)	$(72,461)	$123,866

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(loss)	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock upon stock option exercises	462,073	—	228	—	—	—	228
Stock-based compensation	—	—	1,464	—	—	—	1,464
Common stock repurchase	7,789	—	—	(12)	—	—	(12)
Unrealized gain on marketable securities	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	(17,059)	(17,059)
Balance at March 31, 2023	23,786,337	$2	$201,185	$(47)	$(51)	$(167,325)	$33,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(17,059)	$(17,275)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	1,464	627
Non-cash interest expense	165	—
Accretion of premium and interest on marketable securities	(153)	13
Depreciation expense	10	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	901	960
Accounts payable	(2,320)	(4,765)
Accrued expenses	161	6,412
Net cash used in operating activities	(16,831)	(14,024)
Investing activities
Purchase of marketable securities	—	(79,271)
Proceeds from sales and maturities of marketable securities	26,600	—
Net cash provided by (used in) investing activities	26,600	(79,271)
Financing activities
Proceeds from issuance of common stock upon stock option exercises	228	19
Common stock repurchase	(12)	—
Net cash provided by financing activities	216	19
Increase (decrease) in cash and cash equivalents	9,985	(93,276)
Cash and cash equivalents, beginning of period	45,917	146,284
Cash and cash equivalents, end of period	$55,902	$53,008
Supplemental disclosure of cash flow information
Interest paid	$532	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company” or “Elevation”), which was formerly known as 14ner, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is rethinking drug development by seeking innovative, selective cancer therapies that can be matched to a patient’s unique tumor characteristics. The Company obtained exclusive worldwide rights outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan) to develop and commercialize EO-3021, a clinical stage antibody drug conjugate targeting Claudin 18.2, pursuant to a license agreement executed with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited, during the year ended December 31, 2022 (see Note 11). During the quarter ended March 31, 2023, the Company announced that it paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1 fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab was paused. Long-term follow-up of all patients who have been treated with seribantumab to date remains ongoing. The Company intends to pursue further clinical development of seribantumab only in collaboration with a partner. The Company is exploring opportunities through new or existing partnerships and business development opportunities to expand its novel oncology pipeline.

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

The Company continues to monitor the COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new variants, the vaccination and booster rate, impact on the Company’s clinical studies, employee or industry events, and effect on the Company’s suppliers and manufacturers, all of which are uncertain and cannot be predicted. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Going Concern

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from its IPO, and borrowings under loan agreements. The Company incurred net losses of approximately $17.1 million and $17.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $167.3 million and cash, cash equivalents, and marketable securities totaling $73.9 million. Based on current operating plans, the Company does not expect that this amount will meet its anticipated capital requirements over the next 12 months, when giving effect to financial covenant compliance under the Company’s debt facility.

The Company is subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research and development of its product candidates, which will require significant additional funding. If the Company is unable to obtain additional funding in the future and/or its research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to fund its operations through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to the Company. Failure to raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to research, develop, and commercialize the Company’s product candidates, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Elevation Oncology Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation of unaudited interim consolidated financial statements

The condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2022 condensed consolidated balance sheet was derived from the December 31, 2022 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

Significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accruals for research and development expenses, the valuation of common stock and the assumptions used in the valuation of share-based compensation awards. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the condensed consolidated statements of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

Concentrations of credit risk and significant suppliers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company’s money market funds are invested in highly rated funds. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company has not experienced any losses on its deposit of cash and cash equivalents and does not believe that it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three months ended March 31, 2023 and 2022, the Company had two vendors that accounted for approximately 57% and 77% of its research and development expense, respectively. As of March 31, 2023 and December 31, 2022, the Company had two vendors that accounted for approximately 76% and 87% of the total accounts payable, respectively.

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

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of March 31, 2023 and 2022, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for each of the three months ended March 31, 2023 and 2022 were $0.1 million, respectively.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and Cash Equivalents:
Money market funds	$9,786	$—	$—	$9,786
	$9,786	$—	$—	$9,786
Marketable Securities
Corporate debt securities	$—	$9,555	$—	$9,555
Commercial paper	—	6,486	—	6,486
U.S. Government debt securities	—	1,986	—	1,986
Total	$—	$18,027	$—	$18,027

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and Cash Equivalents:
Money market funds	$3,298	$—	$—	$3,298
	$3,298	$—	$—	$3,298

Marketable Securities
Corporate debt securities	$—	$15,460	$—	$15,460
Commercial paper	—	14,999	—	14,999
U.S. Government debt securities	—	13,904	—	13,904
Total	$—	$44,363	$—	$44,363

During the three months ended March 31, 2023 and 2022, the Company had no transfers between Level 1, Level 2 or Level 3 financial assets.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$9,606	$—	$(51)	$9,555
Commercial paper	6,486	—	—	6,486
U.S. Government debt securities	1,986	—	—	1,986
Total	$18,078	$—	$(51)	$18,027

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$15,627	$—	$(167)	$15,460
Commercial paper	14,999	—	—	14,999
U.S. Government debt securities	13,898	6	—	13,904
Total	$44,524	$6	$(167)	$44,363

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accrued preclinical and clinical trial costs	$4,724	$6,174
Accrued restructuring charges	3,401	—
Accrued compensation	701	2,498
Accrued consulting	171	75
Accrued professional services	108	218
Accrued other	386	365
Total accrued expenses	$9,491	$9,330

6. Restructuring Charges

On January 6, 2023, the Company announced a pipeline prioritization and realignment of resources to advance its EO-3021 product candidate. The Company paused further investment in the clinical development of its seribantumab product candidate and realigned its resources to focus on advancing EO-3021 and other pipeline programs. The Company intends to pursue further development of seribantumab only in collaboration with a partner. Concurrently with this announcement, the Board of Directors of the Company (the “Board”) approved a reduction of the Company’s workforce across all areas of the Company. The workforce reduction was substantially completed in January 2023 and was fully completed in April 2023. These actions reflect the Company’s determination to refocus its strategic priorities around EO-3021 and other pipeline programs.

Additionally, on January 5, 2023, the Company and the former President and Chief Executive Officer (“the former CEO”) of the Company, entered into a Separation Agreement (the “Separation Agreement”) following the mutual agreement between the Board and the former CEO regarding his departure from his positions with the Company. Pursuant to the Separation Agreement, the former CEO ceased his role as the Company’s President and CEO and resigned as a director of the Board, effective January 5, 2023.

The reprioritization and realignment of resources included total restructuring charges of approximately $5.1 million, which included $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits. The one-time termination benefits were recorded in January 2023 under the provisions of Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation, as this is the period the termination plan was both approved and communicated to the impacted employees. The contractual termination benefits were recorded in January 2023 under the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits, which is the period in which the contractual postemployment benefits became probable of recognition. In addition, the Company recorded a one-time stock-based compensation charge of $0.5 million.

The following table summarizes the components of the Company’s restructuring activity recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2023.

	Expense incurred during the three months ended March 31, 2023	Amounts paid during the three months ended March 31, 2023	Amounts unpaid at March 31, 2023

	(in thousands)
Employee severance, benefits and related costs	$1,610	$(1,474)	$136
Obligations under manufacturing and development contracts	3,497	(136)	3,361
	$5,107	$(1,610)	$3,497

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

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase shares of common stock (see Note 8), which was an incremental cost to the Loan Agreement; thus, the allocated fair value of the warrant was recorded as part of the issuance cost.

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

	March 31, 2023	December 31, 2022

	(in thousands)
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	313	198
Less: unamortized debt discount, long term	(713)	(763)
Long-term debt, net of discount	$29,600	$29,435

The Company's total interest expense was $1.0 million for the three months ended March 31, 2023. The following summarizes the components of total interest expense:

For the Three Months Ended March 31, 2023
(in thousands)
Interest paid or accrued	$816
Non-Cash amortization of Debt discount (Including Warrants)	50
Non-Cash accrued Back-end fee	115
$981

Scheduled future principal payments on total outstanding debt, as of March 31, 2023 are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$—
2024	—
2025	17,713
2026	12,287
$30,000

The Company was in compliance with all covenants and requirements of its financing arrangements as of March 31, 2023.

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

All of the 339,725 shares are outstanding as of March 31, 2023.

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

9. Equity

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of March 31, 2023 and December 31, 2022, respectively.

Common stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of March 31, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement. As of March 31, 2023, the Company has not sold any shares under the Sales Agreement.

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Research and development	$449	$83
General and administrative	1,015	544
Stock-based compensation expense included in operating expenses	$1,464	$627

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,165,626 shares were added to the Plan in January 2023. As of March 31, 2023, 1,407,388 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 233,125 shares were added to the Plan in January 2023. As of March 31, 2023, no offering periods have commenced, and 693,406 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,101,316	1.06
Exercised	(462,073)	0.49
Cancelled	(893,071)	2.64
Outstanding at March 31, 2023	5,154,446	2.87	7.63	$2,819
Vested at March 31, 2023	2,569,967	2.42	4.17	$1,092
Vested and expected to vest at March 31, 2023	5,154,446	$2.87	7.63	$2,819

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,314,200	3.46
Exercised	(44,105)	0.43
Cancelled	(145,787)	4.10
Outstanding at March 31, 2022	4,146,107	2.55	9.31	$2,529
Vested at March 31, 2022	760,028	1.37	8.23	$1,188
Vested and expected to vest at March 31, 2022	4,146,107	$2.55	9.31	$2,529

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $0.62 and $2.31 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2023	2022
Risk-free interest rate	3.67 - 4.24%	1.62 - 2.41%
Volatility	73-74%	75-76%
Dividend yield	0.00%	0.00%
Expected term (years)	2-6	6

The fair value of options that vested during the three months ended March 31, 2023 and 2022 was $4.0 million and $0.7 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $1.3 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $5.4 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of less than $0.01 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of each of March 31, 2023 and December 31, 2022. The Company recorded stock-based compensation expense associated with restricted common stock of $0.2 and less than $0.1 million during each of the three and three months ended March 31 2023 and 2022, respectively.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2022	125,622	$16.00
Granted	96,025	0.98
Vested	(12,562)	$16.00
Unvested at March 31, 2023	209,085	$9.10

The Company recorded stock-based compensation expense of $0.2 for the three months ended March 31, 2023 and 2022, related to RSUs, respectively. As of March 31, 2023, the total unrecognized expense related to all RSUs was $2.1 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. During the three months ended March 31, 2023, the Company withheld 33,414 shares, which are held in Treasury Stock, for less than $0.1 million.

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

Merrimack License Agreement

In May 2019, the Company entered into an asset purchase agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which it acquired all rights and interest to patents, know-how, and inventory for assets related to seribantumab, a fully humanized immunoglobulin G2 monoclonal antibody against HER3.

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

agreement in the event of an uncured material breach by the other party. The Company also has the right to terminate the agreement at any time upon 60 days’ prior written notice. In November 2021, the Selexis agreement was assigned to Ligand Pharmaceuticals Incorporated.
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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of March 31, 2023 and December 31, 2022, and concluded no such payments were required.

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

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of March 31, 2023.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended
	March 31,
	2023	2022
Net loss	$(17,059)	$(17,275)
Weighted average common stock outstanding, basic and diluted	23,618,559	23,216,206
Net loss per share, basic and diluted	$(0.72)	$(0.74)

The Company’s potentially dilutive securities, which include options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Outstanding stock options	5,154,446	4,146,107
Unvested restricted stock	—	15,776
Unvested RSUs	209,085	200,996
Warrant	339,725	—
	5,703,255	4,362,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In April 2023, we presented preclinical proof-of-concept data and a clinical case study for EO-3021 at the American Association for Cancer Research Annual Meeting 2023 (“AACR 2023”). The clinical case study was from the ongoing Phase 1 clinical trial being conducted in China by CSPC and involved a patient with metastatic gastric cancer who achieved a confirmed partial response on treatment with EO-3021.

Key findings from the preclinical study included:

●	EO-3021 is an ADC comprised of a fully human immunoglobulin G1 (IgG1) mAb that targets Claudin 18.2 and is site-specifically conjugated to the MMAE payload via a cleavable linker with a drug-to-antibody ratio (DAR) of 2.
●	EO-3021 retains antibody-dependent cell-mediated cytotoxicity (ADCC) and complement dependent cytotoxicity (CDC).
●	EO-3021 reduction in cell viability requires Claudin 18.2 expression in vitro with no effects seen on Claudin 18.2-negative cells.
●	EO-3021 demonstrated anti-tumor activity in in vivo xenograft models of pancreatic and gastric cancers expressing varying levels of Claudin 18.2.
o	A single dose of EO-3021 demonstrated tumor regression across low, medium, and high Claudin 18.2-expressing models, with a lower minimal efficacious dose in models with medium and high levels of Claudin 18.2 relative to models with low levels of Claudin 18.2.
o	EO-3021 outperformed standard of care chemotherapy in gastric and pancreatic cancer in vivo models.

Key findings from the clinical case study included:

●	Patient was treated with dose level 2, or 1.0 mg/kg EO-3021, intravenously, every three weeks for 12 cycles.
●	The best overall response, as evaluated per RECIST v1.1, was a confirmed partial response (66.7% maximal tumor reduction).
●	Duration of response was approximately 11 months.

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

In January 2023, we announced that we paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1 fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab was paused. Long-term follow-up of all patients who have been treated with seribantumab to date remains ongoing. We intend to pursue further clinical development of seribantumab only in collaboration with a partner. We presented additional interim clinical data from our Phase 2 CRESTONE clinical trial investigating the safety and efficacy of seribantumab in advanced solid tumors harboring an NRG1 fusion at AACR 2023.

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

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.1 million and $17.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $167.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We had cash, cash equivalents and marketable securities of $73.9 million as of March 31, 2023. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months, when giving effect to financial covenant compliance under our debt facility. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Impact of COVID-19

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as those of our partners, and is contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

COVID-19 precautions may directly or indirectly impact the timeline for our clinical trials and those of our partners. We are continuing to proactively monitor and assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of any resurgence of the COVID-19 pandemic new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

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

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three months ended
	March 31,
	2023	2022

Seribantumab	$3,317	$10,903
EO-3021	627	—
Unallocated and other research and development expenses	720	676
Unallocated personnel costs (including stock-based compensation)	2,628	1,996
Total research and development expenses	$7,292	$13,575

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

Restructuring charges

The restructuring charges in the first quarter of 2023, predominantly relates to costs incurred in respect of the reprioritization and realignment of resources, totaling restructuring charges of approximately $5.1 million, which included $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits..

Results of Operations

Three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$7,292	$13,575	$(6,283)
General and administrative	4,346	3,793	553
Restructuring charges	5,107	—	5,107
Total operating expenses	16,745	17,368	(623)
Loss from operations	(16,745)	(17,368)	623
Other income (expense), net	(309)	93	(402)
Loss before income taxes	(17,054)	(17,275)	221
Income tax expense	5	—	5
Net loss	$(17,059)	$(17,275)	$216

Research and Development Expenses

Research and development expenses were $7.3 million for the three months ended March 31, 2023, compared to $13.6 million for the three months ended March 31, 2022. The decrease of $6.3 million was primarily due to a $7.2 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, trial, due to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, partially offset by a $0.5 million increase in employee related costs, including stock-based compensation, and a $0.4 million increase in preclinical trial, regulatory, consulting, and other expenses.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2023, compared to $3.8 million for the three months ended March 31, 2022. The increase of $0.6 million was primarily due to an increase of $0.7 million in personnel costs, including stock-based compensation, an increase of $0.1 million of professional fees and other consulting costs, partially offset by a decrease of $0.2 million in administrative costs, including Directors and Officers insurance.

Restructuring charges

Restructuring charges were $5.1 million for the three months ended March 31, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million expense incurred for the three months ended March 31, 2023, compared to less than $0.01 million for the three months ended March 31, 2022.

Interest Income

Interest income of $0.8 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2023 and consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered into in July 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through March 31, 2023, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from our IPO, and borrowings under loan agreements. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $73.9 million. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months, when giving effect to financial covenant compliance under our debt facility.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(16,831)	$(14,024)
Cash provided by (used in) investing activities	26,600	(79,271)
Cash provided by financing activities	216	19
Net increase (decrease) in cash and cash equivalents	$9,985	$(93,276)

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $16.8 million, which consisted primarily of our net loss of $17.1 million, and $1.3 million of cash provided in changes in our operating assets and liabilities, partially offset by $1.5 million of stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities consisted primarily of a decrease of $2.3 million in accounts payable, partially offset by an increase of $0.9 million in prepaid expenses and other assets and an increase of $0.1 million in accrued expenses.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided in investing activities consisted of $26.6 million of cash from proceeds from sales and maturities of marketable securities.

During the three months ended March 31, 2022, net cash used in investing activities was $79.3 million, due to investment in marketable securities.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $0.2 million, from the proceeds from stock option exercises.

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million, due to proceeds from stock option exercises.

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

We had cash, cash equivalents and marketable securities of $73.9 million as of March 31, 2023. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over next 12 months, when giving effect to financial covenant compliance under our debt facility. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

The Term Loan will mature on August 1, 2026, with interest-only payments for 30 months, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), filed with the SEC on March 9, 2023 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2023, from those discussed in our Annual Report.

Recently Issued and Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements which would have a material effect on the Company's financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $73.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended March 31, 2023 and 2022, we had a net loss of $17.1 million and $17.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $167.3 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock in our initial public offering (“IPO”), and borrowings under loan agreements. From our inception through March 31, 2023, we received an aggregate of $97.2 million in net proceeds from sale of our convertible preferred stock. We received an aggregate of $97.1 million in net proceeds from our IPO. We received net proceeds of $29.5 million from long-term debt. As of March 31, 2023, our cash, cash equivalents and marketable securities were $73.9 million.

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

Based on current operating plans, there is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Quarterly Report on Form 10-Q are issued. Based upon our current operating plans we believe that our existing cash, cash equivalents, and marketable securities will not meet our anticipated capital requirements over the next 12 months, when giving effect to financial covenant compliance under our debt facility. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements.

In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to fund our operations through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, licensing and/or collaboration arrangements, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our ability to achieve our intended business objectives.

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

We had cash, cash equivalents and marketable securities of $73.9 million as of March 31, 2023. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months, when giving effect to financial covenant compliance under our debt facility. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

We require additional capital to complete our planned clinical development programs for our current product candidates to obtain regulatory approval. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors over which we may have no or limited control, including financial institutions that may experience insolvency or financial distress similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of our product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflect the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

●	regulators, institutional review boards (“IRBs”), or ethics committees (“ECs”), may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA may disagree as to the design or implementation of our clinical trials or with our recommended doses with respect to any of our current or future product candidates;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and prospective trial sites;
●	clinical trials for our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;
●	lack of adequate funding to continue clinical trials;
●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients who meet the trial criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;
●	we may experience difficulties in maintaining contact with patients after treatment, resulting in incomplete data;
●	we or third-party collaborators may fail to obtain regulatory approval of companion or complementary diagnostic tests, if required, on a timely basis, or at all;
●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
●	we may have to suspend or terminate clinical trials for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;
●	our product candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials;
●	the cost of clinical trials may be greater than we anticipate;
●	changes to clinical trial protocols;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials; and

●	the impact of the continued presence of COVID-19, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, or reduce the number of patients who remain in trials.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post- approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug and biologic products, including requirements pertaining to their marketing and promotion in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the FDC Act and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

Our current and future relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy, and other healthcare laws and regulations, which could expose us to significant penalties, including criminal, civil, and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Further, in November 2020, the U.S. Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act (the “IRA”) until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on

Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new regulations requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. Subject to certain exceptions, we are required to acquire our clinical and commercial supply of EO-3021 primarily from CSPC in China. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the continued presence of COVID-19 may result in disruptions to the operations or an extended shutdown of certain businesses, which could include CSPC and other suppliers.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene Corporation (ATG-022), AstraZeneca (CMG901) (rights licensed from Keymed Biosciences), KLUS Pharma Inc. (SKB315), RemeGen (RC118), SOTIO Biotech (SOT102), TORL Biotherapeutics, LLC (TORL-2-307-ADC) and Turning Point Therapeutics, Inc. (now owned by Bristol Myers Squibb) (LM-302). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma Inc., Beijing Mabworks Biotech Co., Ltd., CARsgen Therapeutics Holdings Limited, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical Co., Ltd., Legend Biotech Corporation, NovaRock Biotherapeutics Limited, Transcenta Holding Limited, Zai Lab Limited, and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, for instance, which could in turn negatively impact the regulatory approval process for EO-3021.

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

There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and adequate reimbursement rates from third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We are a virtual company and our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party CROs, CMOs, or other vendors, contractors or consultants, may fail or suffer security breaches, cyberattacks, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are a virtual company, our business success depends on the security and efficient and uninterrupted operation of our information technology systems, and we may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure. We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information, personal health information and sensitive personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the remote work environment resulting from the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third-party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyberattacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic has generally increased the attack surface available for exploitation, as more companies and individuals work online and remotely, and as such, the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident, are increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions became effective on March 16, 2013. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our potential collaboration partners’ patent applications and the enforcement or defense of our or our future collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report and the following:

●	enrollment or results of clinical trials of EO-3021 or our other product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to EO-3021 or our other product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including rising interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and the war in Ukraine.

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

None.(b) Use of Proceeds from Public Offering of Common Stock

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.1†#	Separation Agreement, dated January 5, 2023, between the Company and Shawn M. Leland.					X

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

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 15, 2023

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	Interim Chief Executive Officer and President, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)