Form 10-Q
period 2023-06-30
Elevation Oncology, Inc.
filed 2023-08-03
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40523

Elevation Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1771427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Federal Street, Suite 1900

Boston, Massachusetts 02110

(Address of principal executive offices)

(716) 371-1125

(Registrant’s telephone number)

888 Seventh Ave., 12th Floor

New York, New York 10106

(Former address of principal executive offices)

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

As of July 28, 2023, there were 42,381,952 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability, and our licensors’ ability, to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including rising interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and the war in Ukraine;
●	the effects of the continued presence of COVID-19 on any of the above or any other aspect of our business operations; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$106,325	$45,917
Marketable securities, available for sale	1,598	44,363
Prepaid expenses and other current assets	1,502	2,697
Total current assets	109,425	92,977
Property and equipment, net	78	98
Other non-current assets	867	1,086
Total assets	$110,370	$94,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,241	$6,362
Accrued expenses	3,176	9,330
Total current liabilities	8,417	15,692
Non-current liabilities:
Long-term debt, net of discount	29,772	29,435
Restricted stock repurchase liability	—	2
Total liabilities	38,189	45,129

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 42,420,139 and 23,345,115 shares issued as of June 30, 2023 and December 31, 2022, respectively; 42,381,952 and 23,312,529 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	4	2
Additional paid-in capital	249,668	199,492
Accumulated other comprehensive loss	(2)	(161)
Treasury stock, 38,187 and 28,641 shares as of June 30, 2023 and December 31, 2022, respectively; at cost	(54)	(35)
Accumulated deficit	(177,435)	(150,266)
Total stockholders’ equity	72,181	49,032
Total liabilities and stockholders’ equity	$110,370	$94,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,029	$16,300	$13,321	$29,875
General and administrative	3,805	3,813	8,151	7,606
Restructuring charges	—	—	5,107	—
Total operating expenses	9,834	20,113	26,579	37,481
Loss from operations	(9,834)	(20,113)	(26,579)	(37,481)
Other income (expense), net	(271)	187	(580)	280
Loss before income taxes	(10,105)	(19,926)	(27,159)	(37,201)
Income tax expense	5	—	10	—
Net loss	$(10,110)	$(19,926)	$(27,169)	$(37,201)
Net loss per share, basic and diluted	$(0.37)	$(0.86)	$(1.06)	$(1.60)
Weighted average common shares outstanding, basic and diluted	27,575,596	23,258,759	25,608,008	23,237,600

Comprehensive loss:
Net loss	$(10,110)	$(19,926)	$(27,169)	$(37,201)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	49	(71)	159	(275)
Total other comprehensive gain (loss)	49	(71)	159	(275)
Total comprehensive loss	$(10,061)	$(19,997)	$(27,010)	$(37,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,239,899	—	1,466	—	—	—	1,466
Stock-based compensation	—	—	2,208	—	—	—	2,208
Vesting of restricted stock units, net of withholding	15,578	—	—	(19)	—	—	(19)
Unrealized gain on marketable securities	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(27,169)	(27,169)
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at December 31, 2021	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	7,890	—	4	—	—	—	4
Issuance of common stock upon stock option exercises	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	1,464	—	—	—	1,464
Vesting of restricted stock units, net of withholding	31,154	—	—	(25)	—	—	(25)
Unrealized loss on marketable securities	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	(37,201)	(37,201)
Balance at June 30, 2022	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at March 31, 2023	23,786,337	$2	$201,185	$(47)	$(51)	$(167,325)	$33,764
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	777,826	—	1,238	—	—	—	1,238
Stock-based compensation	—	—	744	—	—	—	744
Vesting of restricted stock units, net of withholding	7,789	—	—	(7)	—	—	(7)
Unrealized gain on marketable securities	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(10,110)	(10,110)
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at March 31, 2022	23,253,966	$2	$196,529	$—	$(204)	$(72,461)	$123,866
Vesting of restricted common stock	3,944	—	2	—	—	—	2
Stock-based compensation	—	—	837	—	—	—	837
Vesting of restricted stock units, net of withholding	31,154	—	—	(25)	—	—	(25)
Unrealized loss on marketable securities	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(19,926)	(19,926)
Balance at June 30, 2022	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(27,169)	$(37,201)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	2,208	1,464
Non-cash interest expense	337	—
Accretion of premium and interest on marketable securities	(175)	10
Depreciation expense	20	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,413	1,963
Accounts payable	(1,122)	(4,353)
Accrued expenses	(6,154)	14,657
Net cash used in operating activities	(30,642)	(23,451)
Investing activities
Purchase of marketable securities	—	(85,245)
Proceeds from sales and maturities of marketable securities	43,100	16,300
Net cash provided by (used in) investing activities	43,100	(68,945)
Financing activities
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs	46,503	—
Proceeds from issuance of common stock upon stock option exercises	1,466	19
Common stock repurchase	(19)	(25)
Net cash provided by (used in) financing activities	47,950	(6)
Increase (decrease) in cash and cash equivalents	60,408	(92,402)
Cash and cash equivalents, beginning of period	45,917	146,284
Cash and cash equivalents, end of period	$106,325	$53,882
Supplemental disclosure of cash flow information
Interest paid	$1,392	$—
Supplemental disclosure of non-cash financing activities
Offering costs in accounts payable and accrued expenses	$390	$—
Common stock repurchase in accrued expenses	$—	$25

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

The Company continues to monitor the ongoing presence of COVID-19. The extent of the impact of COVID-19 on the Company’s operational and financial performance will continue to depend on certain developments, including the impact on the Company’s clinical trials, as well as on those of its licensors and partners, and the impact on the Company’s suppliers and manufacturers, all of which are uncertain and cannot be predicted. COVID-19 has not had a significant impact on the operations or financial results of the Company to date.

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under loan agreements. The Company incurred net losses of $10.1 million and $19.9 million for the three months ended June 30, 2023 and 2022, respectively, and $27.2 million and $37.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $177.4 million and cash, cash equivalents, and marketable securities totaling $107.9 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Basis of presentation of unaudited interim consolidated financial statements

The condensed consolidated interim financial statements have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2022 condensed consolidated balance sheet was derived from the December 31, 2022 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three and six months ended June 30, 2023, the Company had two vendors that accounted for approximately 67% and 62% of its research and development expense, respectively. During the three and six months ended June 30, 2022, the Company had two vendors that accounted for approximately 75% and 64% of its research and development expense, respectively. As of June 30, 2023 and December 31, 2022, the Company had one and two vendors that accounted for approximately 90% and 87% of total accounts payable, respectively.

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

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of June 30, 2023 and 2022, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended June 30, 2023 and 2022 were less than $0.1 million and $0.1 million, respectively. Intellectual property related expenses for the six months ended June 30, 2023 and 2022 were $0.1 million and $0.2 million, respectively.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and Cash Equivalents:
Money market funds	$9,670	$—	$—	$9,670
	$9,670	$—	$—	$9,670
Marketable Securities
Corporate debt securities	$—	$1,598	$—	$1,598
Total	$—	$1,598	$—	$1,598

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and Cash Equivalents:
Money market funds	$3,298	$—	$—	$3,298
	$3,298	$—	$—	$3,298

Marketable Securities
Corporate debt securities	$—	$15,460	$—	$15,460
Commercial paper	—	14,999	—	14,999
U.S. Government debt securities	—	13,904	—	13,904
Total	$—	$44,363	$—	$44,363

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2023 or 2022.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$1,600	$—	$(2)	$1,598
Total	$1,600	$—	$(2)	$1,598

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$15,627	$—	$(167)	$15,460
Commercial paper	14,999	—	—	14,999
U.S. Government debt securities	13,898	6	—	13,904
Total	$44,524	$6	$(167)	$44,363

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accrued preclinical and clinical trial costs	$238	$6,174
Accrued restructuring charges	37	—
Accrued compensation	1,916	2,498
Accrued consulting	27	75
Accrued professional services	578	218
Accrued other	380	365
Total accrued expenses	$3,176	$9,330

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

The following table summarizes the components of the Company’s restructuring activity recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2023.

	Expense incurred during the six months ended June 30, 2023	Amounts paid during the six months ended June 30, 2023	Amounts unpaid at June 30, 2023

	(in thousands)
Employee severance, benefits and related costs	$1,610	$(1,581)	$29
Obligations under manufacturing and development contracts	3,497	(2,581)	916
	$5,107	$(4,162)	$945

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

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and thereafter interest and principal payments for the remaining 18 months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. As of June 30, 2023, the effective interest rate is 13.89% for the first tranche. This could change given it is a variable interest rate facility.

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

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share, at a conversion price of $2.25 (the effective price per share of common stock sold in the Company’s June 2023 offering (see Note 9)), subject to customary 19.99% Nasdaq beneficial ownership limitations. The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

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

	June 30, 2023	December 31, 2022

	(in thousands)
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	433	198
Less: unamortized debt discount, long term	(661)	(763)
Long-term debt, net of discount	$29,772	$29,435

The Company's total interest expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively. The following summarizes the components of total interest expense:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023

	(in thousands)
Interest paid or accrued	$862	$1,678
Non-cash amortization of debt discount (including warrants)	53	103
Non-cash accrued back-end fee	119	234
	$1,034	$2,015

Scheduled future principal payments on total outstanding debt, as of June 30, 2023 are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$—
2024	—
2025	17,699
2026	12,301
$30,000

8. K2 Warrant

In connection with the Term Loan and Loan Agreement (see Note 7), the Company issued warrants to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “K2 Warrant”). K2HV may at any time and from time to time exercise this K2 Warrant, in whole or in part, by delivering to the Company the original of this K2 Warrant together with a duly executed Notice of Exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the K2 Warrant.

All of the 339,725 shares are outstanding as of June 30, 2023.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032

The warrant’s allocated fair value upon issuance was estimated to be approximately $0.4 million and was recorded as additional paid-in capital on the Company’s condensed consolidated balance sheets.

9. Equity

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of June 30, 2023 and December 31, 2022, respectively.

Common stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of June 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement. As of June 30, 2023, the Company has not sold any shares under the Sales Agreement.

June 2023 Public Offering

On June 8, 2023, Elevation entered into an Underwriting Agreement (the “Purchase Agreement”) with SVB Securities LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 17,810,000 shares of its common stock, par value $0.0001 per share (each a “Share” and collectively the “Shares”), pre-funded warrants to purchase 4,440,000 shares of its common stock (the “Pre-Funded Warrants”) and common stock warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase 22,250,000 shares of its common stock to the Underwriters (collectively, the “Offering”). Each full Share was sold together with one Common Warrant at the public offering price of $2.25 per share, less underwriting discounts and commissions. Each full Pre-Funded Warrant was sold together with one Common Warrant at a public offering price of $2.2499 per Pre-Funded Warrant, which represents the per Share and Common Warrant public offering price less a $0.0001 per share exercise price for each such Pre-Funded Warrant.

The Common Warrants are exercisable at any time after the date of issuance and have an exercise price of $2.25 per share, subject to adjustment. The Common Warrants expire five years from the date of issuance. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.0001 per share of common stock, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.0001 per share of common stock) is required for the exercise of the Pre-Funded Warrants.

The Offering closed on June 13, 2023, and the Company received gross proceeds of $50.1 million before deducting underwriting discounts, commissions and offering expenses. As of the close of the Offering, the Company issued 17,810,000 shares of common stock and Common Warrants to purchase 17,810,000 shares of common stock for a total consideration of $40.1 million and 4,440,000 shares of common stock and Pre-Funded Warrants to purchase 4,440,000 shares of common stock for a total consideration of $10.0 million. The terms and conditions of the Warrants are as noted and governed by the agreements entered into with the holders on June 13, 2023. Underwriting discount and commissions and other offering expenses of approximately $3.6 million incurred directly related to the offering were reflected as a reduction in additional paid-in capital.

All of the Warrants are outstanding as of June 30, 2023.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Common Warrants	22,250,000	June 13, 2023	$2.2500	June 13, 2028
Pre-funded Warrants	4,440,000	June 13, 2023	$0.0001	Upon full exercise of the Pre-Funded Warrants

The fair value of the Common Warrants and Pre-Funded Warrants issued to the Investors in the offering was approximately $35.6 million. The fair value of the Common Warrants was measured using a Monte Carlo simulation model with the following assumptions:

Stock price	$1.65
Strike price	$2.25
Volatility (annual)	110.00%
Risk-free rate	3.93%
Estimated time to expiration (years)	5
Dividend yield	—%

Total proceeds were allocated between the Shares and Warrants on a relative fair value basis given both securities are equity classified.

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$106	$191	$301	$274
General and administrative	638	646	1,907	1,190
Stock-based compensation expense included in operating expenses	$744	$837	$2,208	$1,464

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,165,626 shares were added to the Plan in January 2023. As of June 30, 2023, 1,268,434 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 233,125 shares were added to the Plan in January 2023. As of June 30, 2023, no offering periods have commenced, and 693,406 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,257,506	1.08
Exercised	(1,239,899)	1.18
Cancelled	(1,006,332)	2.73
Outstanding at June 30, 2023	4,419,549	3.03	8.70	$1,454
Vested at June 30, 2023	2,132,303	3.34	5.37	$476
Vested and expected to vest at June 30, 2023	4,419,549	$3.03	8.70	$1,454

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,436,995	3.32
Exercised	(44,105)	0.43
Cancelled	(232,987)	4.24
Outstanding at June 30, 2022	4,181,702	3.58	9.07	$697
Vested at June 30, 2022	1,097,333	2.53	8.65	$435
Vested and expected to vest at June 30, 2022	4,181,702	$3.58	9.07	$697

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $0.63 and $2.22 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.94%	2.84 - 3.34%	3.67 - 4.24%	1.62 - 3.34%
Volatility	72%	75 - 80%	72 - 74%	75 - 80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	7	6	2-7	6

The fair value of options that vested during the six months ended June 30, 2023 and 2022 was $4.3 million and $1.2 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.5 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $1.1 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $4.7 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

Restricted common stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company recorded the unvested portion of the exercise proceeds of $0 and less than $0.1 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of $0 and less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and less than $0.1 million during each of the six months ended June 30, 2023 and 2022, respectively.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2022	125,622	$16.00
Granted	96,025	0.98
Vested	(25,125)	$16.00
Unvested at June 30, 2023	196,522	$8.66

The Company recorded stock-based compensation expense of $0.2 million and $0.4 million for each of the three and six months ended June 30, 2023 and 2022, related to RSUs, respectively. As of June 30, 2023, the total unrecognized expense related to all RSUs was $1.9 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of June 30, 2023, the Company withheld 38,187 shares, which are held in Treasury Stock, for $0.1 million.

11. Asset Purchase and License Agreements

CSPC License Agreement

In July 2022, the Company entered into a license agreement (the “CSPC License Agreement”) with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited (the “Licensor”), with an effective date of July 27, 2022 (the “Effective Date”), pursuant to which the Licensor granted to the Company a worldwide exclusive right and license (outside of the People’s Republic of China, Hong Kong, Taiwan and Macau) under certain patents identified in the CSPC License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to develop and commercialize products (“Licensed Products”) containing EO-3021 (SYSA1801) (the “Licensed Compound”) in the treatment of cancer (the “Field”).

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

Merrimack License Agreement

In May 2019, the Company entered into an asset purchase agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which it acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab, a fully humanized immunoglobulin G2 monoclonal antibody against HER3.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of June 30, 2023 and December 31, 2022, and concluded no such payments were required.

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

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of June 30, 2023.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(10,110)	$(19,926)	$(27,169)	$(37,201)
Weighted average common stock outstanding, basic and diluted	27,575,596	23,258,759	25,608,008	23,237,600
Net loss per share, basic and diluted	$(0.37)	$(0.86)	$(1.06)	$(1.60)

The Company’s potentially dilutive securities, which include options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Outstanding stock options	4,419,549	4,181,702
Unvested restricted stock	—	15,776
Unvested RSUs	196,522	200,996
K2 Warrant	339,725	—
Common Warrants	22,250,000	—
Pre-funded Warrants	4,440,000	—
Convertible debt (as-converted to common stock)	1,444,444	—
	33,090,240	4,398,474

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

In June 2023, we and CSPC announced initial clinical data for SYSA1801 (EO-3021) from CSPC’s ongoing Phase 1 clinical trial in China. These data were presented at the American Society of Clinical Oncology 2023 Annual Meeting (“ASCO 2023”). Key findings included:

●	As of the data cutoff date of November 5, 2022, 33 patients with resistant/refractory solid tumors that expressed Claudin 18.2 were enrolled.
●	Patients received 0.5 mg/kg to 3 mg/kg of SYSA1801 (EO-3021) administered intravenously (“IV”) every 3 weeks (“Q3W”) as part of the dose escalation (n=17) portion of the study; in the dose expansion portion of the study, patients (n=16) were treated at effective doses (2.0 mg/kg IV Q3W and 2.5 mg/kg IV Q3W).

o	26 patients (78.8%) had gastric cancer; 7 patients (21.2%) had pancreatic cancer.
o	11 patients (33.3%) had been pretreated with ≥3 prior lines of therapy.
●	21 patients (gastric cancer n=17; pancreatic cancer n=4) were evaluable for efficacy per RECIST v1.1.
o	In gastric cancer, the objective response rate (“ORR”) was 47.1% (8 partial responses (“PRs”), including 4 confirmed PRs) and the disease control rate (“DCR”) was 64.7%, including three patients with stable disease (“SD”).
o	The overall ORR was 38.1% (8 PRs, including 4 confirmed PRs) and DCR was 57.1% (including 4 SDs).
●	Of the 33 patients enrolled at the time of data cutoff, treatment-related adverse events (“TRAEs”) of any grade occurred in 25 patients (75.8%), including eight (24.2%) TRAEs of ≥Grade 3.
o	The most common TRAEs (occurring in >20% of patients) were nausea (42.4%), vomiting (36.4%), dry eye syndrome (21.2%) and anemia (21.2%).
o	Two dose-limiting toxicities of Grade 3 nausea and vomiting occurred at the 3 mg/kg IV Q3W dose.
o	No treatment-related deaths were reported.

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

Key findings from the preclinical study included:

●	EO-3021 is an ADC comprised of a fully human immunoglobulin G1 (IgG1) monoclonal antibody (mAb) that targets Claudin 18.2 and is site-specifically conjugated to the MMAE payload via a cleavable linker with a drug-to-antibody ratio (DAR) of 2.
●	EO-3021 retains antibody-dependent cell-mediated cytotoxicity (ADCC) and complement dependent cytotoxicity (CDC).
●	EO-3021 reduction in cell viability requires Claudin 18.2 expression in vitro with no effects seen on Claudin 18.2-negative cells.
●	EO-3021 demonstrated anti-tumor activity in in vivo xenograft models of pancreatic and gastric cancers expressing varying levels of Claudin 18.2.
o	A single dose of EO-3021 demonstrated tumor regression across low, medium and high Claudin 18.2-expressing models, with a lower minimal efficacious dose in models with medium and high levels of Claudin 18.2 relative to models with low levels of Claudin 18.2.
o	EO-3021 outperformed standard of care chemotherapy in gastric and pancreatic cancer in vivo models.

Key findings from the clinical case study included:

●	Patient was treated with dose level 2, or 1.0 mg/kg EO-3021, intravenously, every three weeks for 12 cycles.
●	The best overall response, as evaluated per RECIST v1.1, was a confirmed partial response (66.7% maximal tumor reduction).
●	Duration of response was approximately 11 months.

In June 2023, we closed an underwritten public offering of (i) 17,810,000  shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. The combined offering price to the public of each share of common stock and accompanying warrant was $2.2500. The combined offering price to the public of each pre-funded warrant and accompanying warrant was $2.2499. The accompanying warrants have an exercise price of $2.25 per share, are exercisable immediately, and will expire five years following the date of issuance. We received net proceeds of $46.5 million, after deducting underwriting discounts and commissions and other offering expenses of $3.6 million.

In July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV,” and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

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

We were incorporated in April 2019. We have devoted substantial resources to in-licensing and developing EO-3021, developing seribantumab, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock, public offerings of common stock and warrants and a debt facility.

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.1 million and $19.9 million for the three months ended June 30, 2023 and 2022, respectively, and $27.2 million and $37.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $177.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $107.9 million as of June 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Impact of COVID-19

We continue to monitor the ongoing presence of COVID-19. The extent of the impact of COVID-19 on our operational and financial performance will continue to depend on certain developments, including the impact on our clinical trials, as well as on those of our licensors and partners, and the impact on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. COVID-19 has not had a significant impact on our operations or financial results to date.

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Our operating expenses have consisted solely of research and development costs and general and administrative costs. Research and development expenses consist primarily of costs related to our research activities, including the development of our product candidates, and costs incurred for the in-licensing of EO-3021. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities;
●	external research and development expenses incurred in connection with the preclinical development of EO-3021, as well as the preclinical and clinical development of seribantumab, including expenses incurred under agreements with contract research organizations and consultants;
●	costs incurred with contract manufacturing organizations that manufacture drug products for use in our preclinical studies and clinical trials of seribantumab;
●	fees paid to consultants for services directly related to our product development and regulatory efforts; and
●	costs related to compliance with regulatory requirements related to conducting our clinical activity.

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

To date, our research and development expenses have primarily been incurred to advance EO-3021 and seribantumab. We expect that significant additional spending will be required to advance EO-3021 and other product candidates through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Seribantumab	$2,984	$12,487	$6,301	$23,390
EO-3021	1,009	—	1,636	—
Unallocated and other research and development expenses	502	1,363	1,222	2,039
Unallocated personnel costs (including stock-based compensation)	1,534	2,450	4,162	4,446
Total research and development expenses	$6,029	$16,300	$13,321	$29,875

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

We anticipate that our general and administrative expenses will increase in the future as we support our continued research activities and development of our product candidates. We also expect to incur increased expenses, including costs of accounting, audit, legal, investor and public relations, directors’ and officers’ insurance, and regulatory and tax related services associated with maintaining compliance with exchange listings and SEC requirements. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to building a sales and marketing team to support product sales, and marketing and distribution activities, to the extent that such activities are not supported by one or more third-party collaborators.

Restructuring charges

The restructuring charges totaling $5.1 million in the first quarter of 2023 relate to costs incurred in respect of the reprioritization and realignment of resources, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Results of Operations

Three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended
	June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$6,029	$16,300	$(10,271)
General and administrative	3,805	3,813	(8)
Total operating expenses	9,834	20,113	(10,279)
Loss from operations	(9,834)	(20,113)	10,279
Other income (expense), net	(271)	187	(458)
Loss before income taxes	(10,105)	(19,926)	9,821
Income tax expense	5	—	5
Net loss	$(10,110)	$(19,926)	$9,816

Research and Development Expenses

Research and development expenses were $6.0 million for the three months ended June 30, 2023, compared to $16.3 million for the three months ended June 30, 2022. The decrease of $10.3 million was primarily due to a $9.2 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $0.9 million decrease in personnel costs, including stock-based compensation, and a $0.9 million decrease in medical affairs, due to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, partially offset by a $0.6 million increase in advancing EO-3021 clinical trial and a $0.2 million increase in preclinical trial, regulatory, consulting and other expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2023 and 2022. The increase of $0.2 million in personnel costs, including stock-based compensation, was offset by a decrease of $0.2 million in administrative costs, including directors and officers insurance.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million expense incurred for the three months ended June 30, 2023, compared to $0.2 million of income for the three months ended June 30, 2022.

Interest Income

Interest income of $0.8 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense was $1.0 million for the three months ended June 30, 2023 and consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered into in July 2022.

Six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$13,321	$29,875	$(16,554)
General and administrative	8,151	7,606	545
Restructuring charges	5,107	—	5,107
Total operating expenses	26,579	37,481	(10,902)
Loss from operations	(26,579)	(37,481)	10,902
Other income (expense), net	(580)	280	(860)
Loss before income taxes	(27,159)	(37,201)	10,042
Income tax expense	10	—	10
Net loss	$(27,169)	$(37,201)	$10,032

Research and Development Expenses

Research and development expenses were $13.3 million for the six months ended June 30, 2023, compared to $29.9 million for the six months ended June 30, 2022. The decrease of $16.6 million was primarily due to a $16.1 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, due to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, a $0.3 million decrease in personnel costs, including stock-based compensation, and a $0.2 million decrease in other professional fees.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2023, compared to $7.6 million for the three months ended June 30, 2022. The increase of $0.5 million was primarily due to an increase of $0.9 million in personnel costs, including stock-based compensation, partially offset by a decrease of $0.4 million in administrative costs, including directors and officers insurance.

Restructuring charges

Restructuring charges were $5.1 million for the six months ended June 30, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Other Income (Expense), Net

Other income (expense), net, was $0.6 million of expense incurred for the six months ended June 30, 2023, compared to $0.3 million of income for the six months ended June 30, 2022.

Interest Income

Interest income of $1.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense was $2.0 million for the six months ended June 30, 2023 and consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered into in July 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through June 30, 2023, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under loan agreements. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $107.9 million, which we believe will enable us to meet our anticipated capital requirements into the second half of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended
	June 30,
	2023	2022

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(30,642)	$(23,451)
Cash provided by (used in) investing activities	43,100	(68,945)
Cash provided by (used in) financing activities	47,950	(6)
Net increase (decrease) in cash and cash equivalents	$60,408	$(92,402)

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $30.6 million, which consisted primarily of our net loss of $27.2 million and $5.9 million of cash used by changes in our operating assets and liabilities, partially offset by $2.2 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities consisted primarily of decreases of $6.2 million in accrued expenses and $1.1 million in accounts payable, partially offset by a decrease of $1.4 million in prepaid expenses and other assets.

During the six months ended June 30, 2022, cash used in operating activities was $23.5 million, which consisted primarily of our net loss of $37.2 million, partially offset by $12.3 million of cash used in changes in our operating assets and liabilities, and $1.5 million of stock-based compensation expense. Net cash provided in changes in our operating assets and liabilities consisted primarily of an increase of $14.7 million in accrued expenses and an increase of $2.0 million in prepaid expenses and other assets, partially offset by a decrease of $4.4 million in accounts payable, due to the timing of payments related to research and development costs.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities consisted of $43.1 million of cash from proceeds from sales and maturities of marketable securities.

During the six months ended June 30, 2022, net cash used in investing activities consisted of $85.2 million of cash investment in marketable securities, partially offset by $16.3 million of proceeds from sales and maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $48.0 million and consisted primarily of proceeds from our underwritten public offering of common stock, pre-funded warrants and warrants and proceeds from stock option exercises.

During the six months ended June 30, 2022, cash used in financing activities was less than $0.1 million, due to common stock repurchase, partially offset by proceeds from issuance of common stock upon stock option exercises.

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

We believe our cash, cash equivalents and marketable securities of $107.9 million as of June 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

In May 2019, we entered into the Asset Purchase Agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab. If we are successful in finding a partner to develop and commercialize seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See “Business — Asset purchase, licensing and collaboration agreements” for additional information about these license agreements, including with respect to potential payments thereunder.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), filed with the SEC on March 9, 2023 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2023, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $107.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended June 30, 2023 and 2022, we had a net loss of $10.1 million and $19.9 million, respectively. For the six months ended June 30, 2023 and 2022, we had a net loss of $27.2 million and $37.2 million, respectively. As of June 30, 2023, we had an accumulated deficit of $177.4 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under loan agreements. From our inception through June 30, 2023, we received an aggregate of $97.2 million in net proceeds from sale of our convertible preferred stock. We received an aggregate of $97.1 million in net proceeds from our initial public offering (“IPO”). We received an aggregate of $46.5 million in net proceeds from our public offering in June 2023. We received net proceeds of $29.5 million from long-term debt. As of June 30, 2023, our cash, cash equivalents and marketable securities were $107.9 million.

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

We believe our cash, cash equivalents and marketable securities of $107.9 million as of June 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. For example, in June 2023, we closed an underwritten public offering of (i) 17,810,000  shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold.

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

Further, the Term Loan issued under the Loan Agreement is based on the published prime rate, a floating rate, subject to a minimum rate set in the Loan Agreement. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the prime rate above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development, a material percentage of patients in these clinical trials may die during a trial. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of EO-3021 or our other product candidates will be harmed and our ability to generate product revenues will be delayed or eliminated. Any serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates, which would harm our commercial prospects, our financial condition and our reputation.

Moreover, if any of our product candidates is associated with undesirable or unexpected side effects in clinical trials, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, even if it is approved. We may also be required to modify our trial plans based on findings in our clinical trials. Side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

The continued presence of COVID-19 or the outbreak of similar public health crises could adversely impact our business, including our supply chain and the conduct of our clinical trials.

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

To be successful in developing, validating, obtaining approval of and commercializing a companion or complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion or complementary diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion or complementary diagnostic tests for our therapeutic product candidates that require such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these companion or complementary diagnostics. If these parties are unable to successfully develop companion or complementary diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials and may prevent us from initiating a pivotal trial. In addition, the commercial success of any product candidate that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. Any failure to do so could materially harm our business, results of operations and financial condition.

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

Any performance failure on the part of our existing or future CMOs could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substances. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs, and we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or we may not be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (CMG901) (rights licensed from Keymed Biosciences), Innovent Biologics (IBI343), KLUS Pharma (SKB315), RemeGen (RC118), Shanghai Junshi Bioscience (JS107), SOTIO Biotech (SOT102), TORL Biotherapeutics (TORL-2-307-ADC) and Turning Point Therapeutics (now owned by Bristol Myers Squibb) (LM-302). We may face further competition from companies pursuing the development of product candidates that target Claudin

18.2 through other modalities, including Astellas Pharma, Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, for instance, which could in turn negatively impact the regulatory approval process for EO-3021.

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

We are a virtual company, our business success depends on the security and efficient and uninterrupted operation of our information technology systems, and we may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure. We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information, personal health information and sensitive personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CMOs, vendors, and other contractors and consultants who have access to our confidential information. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third-party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyberattacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. A shift toward remote work arrangements during and as a result of the COVID-19 pandemic has generally increased the attack surface available for exploitation, and the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident, are increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use remote work arrangements to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Additionally, laws, regulations, rules and standards in many foreign jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, which may impose significant compliance obligations on us. For example, in the EU, the processing of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”).

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

We also may make public statements about our use and disclosure of personal information through our privacy policy and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our policies, certifications and documentation. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us could cause our customers to reduce their use of our solutions and services and could materially and adversely affect our business, results of operations, financial condition, cash flows and prospects.

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, transfer, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The patent application and approval process is expensive, time-consuming and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdictions. It is also possible that we will fail to identify patentable aspects of our product candidates before it is too late to obtain patent protection. Moreover, depending on the terms of any license agreements to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, CSPC has the sole right to control the preparation, filing, prosecution and maintenance of all patents and patent applications within the licensed patents and any jointly owned foreground intellectual property under the CSPC License Agreement.

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (the “USPTO”) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. While we have filed patent applications covering aspects of seribantumab, we currently have only one U.S. application, as well as a corresponding Patent Cooperation Treaty (“PCT”) application, specifically covering the use of seribantumab to treat patients with tumors harboring an NRG1 fusion according to our CRESTONE clinical dosing regimen. Any patents issuing from these published applications would expire in 2042, subject to any disclaimers or extensions.

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

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, our patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic versions or “follow-on” versions of any approved products by submitting NDAs or abbreviated NDAs under Section 505(b)(2) of the FDC Act, respectively, to the FDA during which they may claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Furthermore, future patents may be subject to a reservation of rights by one or more third parties. For example, to the extent the research resulting in future patent rights or technologies is funded in the future in part by the U.S. government, the government could have certain rights in any resulting patents and technology, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf for non-commercial purposes. If the U.S. government then decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may also permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government may also exercise its march-in rights if it determines that action is necessary because we failed to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of aforementioned proprietary rights could harm our competitive position, business, financial condition, results of operations and prospects.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The first-to-file provisions became effective on March 16, 2013. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our potential collaboration partners’ patent applications and the enforcement or defense of our or our future collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

We may become involved in lawsuits or administrative disputes to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights, trade secrets or other intellectual property. To counter infringement, misappropriation or other violations, we may be required to file infringement, misappropriation or other violation claims, which can be expensive and time-consuming and divert the time and attention of our management and business and scientific personnel. In addition, many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

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

Moreover, our ability to protect and enforce our intellectual property and proprietary rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property and proprietary rights in certain jurisdictions. The legal systems of some countries, including, for example, India, China and other developing countries, do not view favorably the enforcement of patents and other intellectual property or proprietary rights, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property or proprietary rights. For example, many countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business, could put our patents, trademarks or other intellectual property and proprietary rights at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property and proprietary rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property and proprietary rights in such countries may be inadequate.

If we are sued for infringing, misappropriating or otherwise violating intellectual property or proprietary rights of third parties, such litigation or disputes could be costly and time-consuming and could prevent or delay us from developing or commercializing our product candidates.

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

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. In addition, such agreements may be breached. In addition, we have entered into in the past, and may enter into in the future, sponsored research agreements relating to our product candidates with various academic institutions. Some of these academic institutions may not have intellectual property assignments or similar agreements with their employees and consultants, which may result in claims by or against us related to ownership of any intellectual property. Accordingly, we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Rights to improvements to our product candidates may be held by third parties, which could require us to obtain a license to such rights. Such a license may not be available on commercially reasonable terms, if at all.

We have entered into agreements with third parties to conduct clinical testing of our product candidates, which provide that improvements to our product candidates may be owned solely by a party or jointly between the parties. If we determine that rights to such improvements owned solely by a third party are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing the product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby giving our competitors and other third parties access to the same technologies licensed to us. Failure to obtain a license on commercially reasonable terms or at all, or to obtain an exclusive license, could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. If we determine that rights to improvements jointly owned between us and a third party are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such improvements, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, CMOs, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects could be materially harmed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Each of our officers, directors and certain affiliated stockholders have entered into lock-up agreements with the underwriters in connection with our public offering in June 2023 that restrict their ability to sell or transfer their shares. These lock-up agreements expire on September 6, 2023. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. The holders of a significant portion of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in June 2023, we closed an underwritten public offering of (i) 17,810,000  shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. This public offering and subsequent transactions may have an additional impact on the price of our common stock. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.

As of June 30, 2023, we have issued pre-funded warrants to purchase a total of 4,440,000 shares of our common stock. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

There is no public market for our purchase warrants or the pre-funded warrants.

There is no public trading market for the purchase warrants or the pre-funded warrants issued in June 2023, and we do not expect a market to develop. In addition, we do not intend to apply to list the purchase warrants or the pre-funded warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Global Select Market. Without an active market, the liquidity of the purchase warrants or the pre-funded warrants will be limited.

Additionally, each holder of a purchase warrant or pre-funded warrant will not be entitled to exercise any portion of any purchase warrant or pre-funded warrant which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the purchase warrant or pre-funded warrants, as applicable, unless such percentage is increased upon at least 61 days’ prior notice.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make required related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a risk management program or processes or procedures for identifying and addressing risks to our business in other areas.

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

None.

(b)	Use of Proceeds from Public Offerings of Common Stock and Warrants

On June 29, 2021, we closed our IPO and issued 6,250,000 shares of our common stock at a price of $16.00 per share for net proceeds of $91.1 million, after deducting underwriting discounts, commissions and other expenses of $8.9 million. On July 19, 2021, in connection with our IPO, the underwriters exercised the right to purchase 403,407 shares of our common stock at a price of $16.00 per share for net proceeds of $6.0 million, after deduction underwriting discounts of $0.5 million.

There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1 or from our June 2023 offering as described in the prospectus on Form 424B5.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Certificate of Amendment of Restated Certificate of Incorporation.					X

4.1	Form of Common Stock Purchase Warrant.	8-K	001-40523	4.1	June 9, 2023

4.2	Form of Pre-Funded Common Stock Purchase Warrant.	8-K	001-40523	4.2	June 9, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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

Date: August 3, 2023

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)