Form 10-Q
period 2023-09-30
Elevation Oncology, Inc.
filed 2023-11-02
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40523

Elevation Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1771427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Federal Street, Suite 1900
Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(716) 371-1125

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ELEV	The Nasdaq Stock Market LLC

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

As of October 27, 2023, there were 42,414,741 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “predict,” “potential” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this filing. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability, and our licensors’ ability, to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including rising interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts;
●	the effects of the continued presence of COVID-19 on any of the above or any other aspect of our business operations; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$54,878	$45,917
Marketable securities, available for sale	39,919	44,363
Prepaid expenses and other current assets	4,000	2,697
Total current assets	98,797	92,977
Property and equipment, net	68	98
Other non-current assets	1,110	1,086
Total assets	$99,975	$94,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,640	$6,362
Accrued expenses	3,967	9,330
Total current liabilities	7,607	15,692
Non-current liabilities:
Long-term debt, net of discount	29,952	29,435
Restricted stock repurchase liability	—	2
Total liabilities	37,559	45,129

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 42,457,701 and 23,345,115 shares issued as of September 30, 2023 and December 31, 2022, respectively; 42,414,741 and 23,312,529 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	4	2
Additional paid-in capital	250,541	199,492
Accumulated other comprehensive loss	(1)	(161)
Treasury stock, 42,960 and 28,641 shares as of September 30, 2023 and December 31, 2022, respectively; at cost	(57)	(35)
Accumulated deficit	(188,071)	(150,266)
Total stockholders’ equity	62,416	49,032
Total liabilities and stockholders’ equity	$99,975	$94,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$7,422	$34,340	$20,743	$64,215
General and administrative	3,498	4,191	11,649	11,797
Restructuring charges	—	—	5,107	—
Total operating expenses	10,920	38,531	37,499	76,012
Loss from operations	(10,920)	(38,531)	(37,499)	(76,012)
Other income (expense), net	295	(306)	(285)	(26)
Loss before income taxes	(10,625)	(38,837)	(37,784)	(76,038)
Income tax expense	11	—	21	—
Net loss	$(10,636)	$(38,837)	$(37,805)	$(76,038)
Net loss per share, basic and diluted	$(0.25)	$(1.67)	$(1.21)	$(3.27)
Weighted average common shares outstanding, basic and diluted	42,402,489	23,290,249	31,267,687	23,255,343

Comprehensive loss:
Net loss	$(10,636)	$(38,837)	$(37,805)	$(76,038)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	1	17	160	(258)
Total other comprehensive gain (loss)	1	17	160	(258)
Total comprehensive loss	$(10,635)	$(38,820)	$(37,645)	$(76,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,264,899	—	1,496	—	—	—	1,496
Stock-based compensation	—	—	3,051	—	—	—	3,051
Vesting of restricted stock units, net of withholding	23,367	—	—	(22)	—	—	(22)
Unrealized gain on marketable securities	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	(37,805)	(37,805)
Balance at September 30, 2023	42,414,741	$4	$250,541	$(57)	$(1)	$(188,071)	$62,416

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at December 31, 2021	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	11,833	—	5	—	—	—	5
Issuance of common stock upon stock option exercises	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	2,347	—	—	—	2,347
Vesting of restricted stock units, net of withholding	38,943	—	—	(31)	—	—	(31)
Warrant issuance	—	—	380	—	—	—	380
Unrealized loss on marketable securities	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	—	(76,038)	(76,038)
Balance at September 30, 2022	23,300,796	$2	$198,632	$(31)	$(258)	$(131,224)	$67,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181
Issuance of common stock upon stock option exercises	25,000	—	30	—	—	—	30
Stock-based compensation	—	—	843	—	—	—	843
Vesting of restricted stock units, net of withholding	7,789	—	—	(3)	—	—	(3)
Unrealized gain on marketable securities	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(10,636)	(10,636)
Balance at September 30, 2023	42,414,741	$4	$250,541	$(57)	$(1)	$(188,071)	$62,416

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss)	Deficit	Equity
Balance at June 30, 2022	23,289,064	$2	$197,368	$(25)	$(275)	$(92,387)	$104,683
Vesting of restricted common stock	3,943	—	1	—	—	—	1
Stock-based compensation	—	—	883	—	—	—	883
Vesting of restricted stock units, net of withholding	7,789	—	—	(6)	—	—	(6)
Warrant issuance	—	—	380	—	—	—	380
Unrealized gain on marketable securities	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(38,837)	(38,837)
Balance at September 30, 2022	23,300,796	$2	$198,632	$(31)	$(258)	$(131,224)	$67,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(37,805)	$(76,038)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,051	2,347
Non-cash interest expense	517	118
Net amortization (accretion) of premiums (discounts) on marketable securities	(379)	(34)
Depreciation expense	29	17
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,328)	(352)
Accounts payable	(2,721)	14
Accrued expenses	(5,363)	6,294
Net cash used in operating activities	(43,999)	(67,634)
Investing activities
Purchases of property and equipment	—	(86)
Purchase of marketable securities	(39,717)	(98,493)
Proceeds from sales and maturities of marketable securities	44,700	43,000
Net cash provided by (used in) investing activities	4,983	(55,579)
Financing activities
Proceeds from issuance of long-term debt	—	30,000
Payment of debt issuance cost	—	(470)
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs	46,503	—
Proceeds from issuance of common stock upon stock option exercises	1,496	19
Common stock repurchase	(22)	(31)
Net cash provided by financing activities	47,977	29,518
Increase (decrease) in cash and cash equivalents	8,961	(93,695)
Cash and cash equivalents, beginning of period	45,917	146,284
Cash and cash equivalents, end of period	$54,878	$52,589
Supplemental disclosure of cash flow information
Interest paid	$2,277	$254

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

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under loan agreements. The Company incurred net losses of $10.6 million and $38.8 million for the three months ended September 30, 2023 and 2022, respectively, and $37.8 million and $76.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $188.1 million and cash, cash equivalents, and marketable securities totaling $94.8 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three and nine months ended September 30, 2023, the Company had two vendors that accounted for approximately 81% and 69% of its research and development expense, respectively. During the three and nine months ended September 30, 2022, the Company had one and three vendor(s) that accounted for approximately 80% and 81% of its research and development expense, respectively. As of September 30, 2023 and December 31, 2022, the Company had one and two vendor(s) that accounted for approximately 86% and 87% of total accounts payable, respectively.

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

Patent costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of September 30, 2023 and 2022, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended September 30, 2023 and 2022 were less than $0.1 million, respectively. Intellectual property related expenses for the nine months ended September 30, 2023 and 2022 were $0.1 million and $0.3 million, respectively.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash Equivalents:
Money market funds	$44,685	$—	$—	$44,685
U.S. Government debt securities	2,791	—	—	2,791
	$47,476	$—	$—	$47,476
Marketable Securities
Corporate debt securities	$—	$6,023	$—	$6,023
Commercial paper	—	12,265	—	12,265
U.S. Government debt securities	—	21,631	—	21,631
Total	$—	$39,919	$—	$39,919

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash Equivalents:
Money market funds	$41,924	$—	$—	$41,924
U.S. Government debt securities	2,993	—	—	2,993
Total	$44,917	$—	$—	$44,917

Marketable Securities
Corporate debt securities	$—	$15,460	$—	$15,460
Commercial paper	—	14,999	—	14,999
U.S. Government debt securities	—	13,904	—	13,904
Total	$—	$44,363	$—	$44,363

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2023 or 2022.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$6,027	$—	$(4)	$6,023
Commercial paper	12,265	—	—	12,265
U.S. Government debt securities	21,628	4	(1)	21,631
Total	$39,920	$4	$(5)	$39,919

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

	(in thousands)
Marketable Securities:
Corporate debt securities	$15,627	$—	$(167)	$15,460
Commercial paper	14,999	—	—	14,999
U.S. Government debt securities	13,898	6	—	13,904
Total	$44,524	$6	$(167)	$44,363

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accrued preclinical and clinical trial costs	$736	$6,174
Accrued restructuring charges	11	—
Accrued compensation	2,583	2,498
Accrued consulting	102	75
Accrued professional services	121	218
Accrued other	414	365
Total accrued expenses	$3,967	$9,330

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

The following table summarizes the components of the Company’s restructuring activity recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2023.

	Expense incurred during the nine months ended September 30, 2023	Amounts paid during the nine months ended September 30, 2023	Amounts unpaid at September 30, 2023

	(in thousands)
Employee severance, benefits and related costs	$1,610	$(1,599)	$11
Obligations under manufacturing and development contracts	3,497	(3,497)	—
	$5,107	$(5,096)	$11

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

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and thereafter interest and principal payments for the remaining 18 months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. As of September 30, 2023, the effective interest rate is 14.14% for the first tranche. This could change given it is a variable interest rate facility.

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

	September 30, 2023	December 31, 2022

	(in thousands)
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	558	198
Less: unamortized debt discount, long-term	(606)	(763)
Long-term debt, net of discount	$29,952	$29,435

The Company's total interest expenses were $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively and $0.6 million for the three and nine months ended September 30, 2022. The following summarizes the components of total interest expense:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest paid or accrued	$891	$471	$2,569	$471
Non-cash amortization of debt discount (including warrants)	55	36	158	36
Non-cash accrued back-end fee	125	82	359	82
	$1,071	$589	$3,086	$589

Scheduled future principal payments on total outstanding debt, as of September 30, 2023, are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$—
2024	—
2025	17,685
2026	12,315
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

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the K2 Warrant.

All 339,725 shares subject to the K2 Warrant are outstanding as of September 30, 2023.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
K2 Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032

The K2 Warrant’s allocated fair value upon issuance was estimated to be approximately $0.4 million and was recorded as additional paid-in capital on the Company’s condensed consolidated balance sheets.

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of September 30, 2023 and December 31, 2022, respectively.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of September 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement. As of September 30, 2023, the Company has not sold any shares under the Sales Agreement.

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

All of the Warrants are outstanding as of September 30, 2023.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Common Warrants	22,250,000	June 13, 2023	$2.2500	June 13, 2028
Pre-Funded Warrants	4,440,000	June 13, 2023	$0.0001	Upon full exercise of the Pre-Funded Warrants

The fair value of the Warrants issued to the Investors in the offering was approximately $35.6 million. The fair value of the Common Warrants was measured using a Monte Carlo simulation model with the following assumptions:

Stock price	$1.65
Strike price	$2.25
Volatility (annual)	110.00%
Risk-free rate	3.93%
Estimated time to expiration (years)	5
Dividend yield	—%

Total proceeds were allocated between the Shares and Warrants on a relative fair value basis given both securities are equity classified.

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$184	$211	$485	$485
General and administrative	659	672	2,566	1,862
Stock-based compensation expense included in operating expenses	$843	$883	$3,051	$2,347

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors in any particular year. As such, 1,165,626 shares were added to the Plan in January 2023. As of September 30, 2023, 1,227,464 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the board of directors or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors in any particular year. As such, 233,125 shares were added to the Plan in January 2023. As of September 30, 2023, no offering periods have commenced, and 693,406 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,367,139	$1.10
Exercised	(1,264,899)	$1.18
Cancelled	(1,074,995)	$2.67
Outstanding at September 30, 2023	4,435,519	$3.02	8.48	$25
Vested at September 30, 2023	2,807,686	$3.27	5.55	$22
Vested and expected to vest at September 30, 2023	4,435,519	$3.02	8.48	$25

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2021	3,021,799	$3.71	8.94	$10,903
Granted	1,628,795	$3.06
Exercised	(44,105)	$0.43
Cancelled	(232,987)	$4.24
Outstanding at September 30, 2022	4,373,502	$3.47	8.86	$477
Vested at September 30, 2022	1,189,491	$1.95	8.66	$316
Vested and expected to vest at September 30, 2022	4,373,502	$3.47	8.86	$477

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $0.65 and $2.04 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.02 - 4.20%	2.71 - 3.47%	3.67 - 4.24%	1.62 - 3.47%
Volatility	72 - 73%	72%	72 - 74%	72 - 80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	6	6	2-7	6

The fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $5.0 million and $1.5 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $4.7 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company recorded the unvested portion of the exercise proceeds of $0 and less than $0.1 million as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. The Company recorded stock-based compensation expense associated with restricted common stock of $0 and less than $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and less than $0.1 million during each of the nine months ended September 30, 2023 and 2022, respectively.

Restricted Stock Units

The Company issues restricted stock units ("RSUs") to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2022	125,622	$16.00
Granted	96,025	$0.98
Vested	(37,687)	$16.00
Unvested at September 30, 2023	183,960	$8.16

The Company recorded stock-based compensation expense of $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2023 and 2022, related to RSUs, respectively. As of September 30, 2023, the total unrecognized expense related to all RSUs was $1.7 million, which the Company expects to recognize over a weighted-average period of 2.0 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of September 30, 2023, the Company withheld 42,960 shares, which are held in Treasury Stock, for $0.1 million.

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

Merrimack Asset Purchase Agreement

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of September 30, 2023 and December 31, 2022, and concluded no such payments were required.

Other Research Arrangements

In June 2021, the Company entered into a collaboration agreement (the “Caris Agreement”) with Caris MPI, Inc. and its affiliates (collectively, “Caris”). Under the terms of the Caris Agreement, Caris will identify targets for the collaboration and provide those targets to the Company at regular intervals for review and approval. Once a target is selected by the collaboration’s joint steering committee, the collaboration will retain access to the selected targets. We currently do not intend to advance any targets under such collaboration.

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

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of September 30, 2023.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(10,636)	$(38,837)	$(37,805)	$(76,038)
Weighted average common stock outstanding, basic and diluted	42,402,489	23,290,249	31,267,687	23,255,343
Net loss per share, basic and diluted	$(0.25)	$(1.67)	$(1.21)	$(3.27)

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

	September 30,
	2023	2022
Outstanding stock options	4,435,519	4,373,502
Unvested restricted stock	—	11,833
Unvested RSUs	183,960	138,185
K2 Warrant	339,725	339,725
Common Warrants	22,250,000	—
Pre-funded Warrants	4,440,000	—
Convertible debt (as-converted to common stock)	1,444,444	1,226,739
	33,093,648	6,089,984

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

We are working to rapidly advance the clinical development of EO-3021 in the United States and other territories outside Greater China across a range of solid tumor indications. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021 in the United States. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

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

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.6 million and $38.8 million for the three months ended September 30, 2023 and 2022, respectively, and $37.8 million and $76.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $188.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $94.8 million as of September 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Seribantumab	$3,214	$5,729	$9,515	$29,119
EO-3021	1,708	25,895	3,344	25,895
Unallocated and other research and development expenses	621	508	1,843	2,547
Unallocated personnel costs (including stock-based compensation)	1,879	2,208	6,041	6,654
Total research and development expenses	$7,422	$34,340	$20,743	$64,215

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$7,422	$34,340	$(26,918)
General and administrative	3,498	4,191	(693)
Total operating expenses	10,920	38,531	(27,611)
Loss from operations	(10,920)	(38,531)	27,611
Other income (expense), net	295	(306)	601
Loss before income taxes	(10,625)	(38,837)	28,212
Income tax expense	11	—	11
Net loss	$(10,636)	$(38,837)	$28,201

Research and Development Expenses

Research and development expenses were $7.4 million for the three months ended September 30, 2023, compared to $34.3 million for the three months ended September 30, 2022. The decrease of $26.9 million was primarily due to a $25.7 million one-time upfront payment made in 2022, related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 outside Greater China, a $0.9 million dollar decrease in medical affairs, manufacturing, and other expenses, and a $0.3 million decrease in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2023, compared to $4.2 million for the nine months ended September 30, 2022. The decrease of $0.7 million was mainly due to a decrease of $0.5 million in personnel costs, including stock-based compensation, and a decrease of $0.2 million in administrative costs, including directors and officers insurance.

Other Income (Expense), Net

Other income (expense), net, consisted of $0.3 million of income earned for the three months ended September 30, 2023, compared to $0.3 million of expense for the three months ended September 30, 2022.

Interest Income

Interest income of $1.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense of $1.1 million and $0.6 million for the three months ended September 30, 2023 and 2022 consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered into in July 2022.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$20,743	$64,215	$(43,472)
General and administrative	11,649	11,797	(148)
Restructuring charges	5,107	—	5,107
Total operating expenses	37,499	76,012	(38,513)
Loss from operations	(37,499)	(76,012)	38,513
Other income (expense), net	(285)	(26)	(259)
Loss before income taxes	(37,784)	(76,038)	38,254
Income tax expense	21	—	21
Net loss	$(37,805)	$(76,038)	$38,233

Research and Development Expenses

Research and development expenses were $20.7 million for the nine months ended September 30, 2023, compared to $64.2 million for the nine months ended September 30, 2022. The decrease of $43.5 million was primarily due to a $25.7 million one-time upfront payment made in 2022, related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 outside Greater China, a $16.6 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a $0.7 million decrease in personnel costs, including stock-based compensation, and a $0.5 million decrease in other professional fees.

General and Administrative Expenses

General and administrative expenses were $11.6 million for the nine months ended September 30, 2023, compared to $11.8 million for the nine months ended September 30, 2022. The decrease of $0.2 million was primarily due to a decrease of $0.6 million in administrative costs, including directors and officers insurance, partially offset by an increase of $0.4 million in personnel costs, including stock-based compensation.

Restructuring Charges

Restructuring charges were $5.1 million for the nine months ended September 30, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million of expense incurred for the nine months ended September 30, 2023, compared to less than $0.1 million of expense incurred for the nine months ended September 30, 2022.

Interest Income

Interest income of $2.8 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense of $3.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered into in July 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through September 30, 2023, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under loan agreements. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $94.8 million, which we believe will enable us to meet our anticipated capital requirements into the second half of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30,
	2023	2022

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(43,999)	$(67,634)
Cash provided by (used in) investing activities	4,983	(55,579)
Cash provided by financing activities	47,977	29,518
Net increase (decrease) in cash and cash equivalents	$8,961	$(93,695)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $44.0 million, which consisted primarily of our net loss of $37.8 million and $9.4 million of cash used by changes in our operating assets and liabilities, partially offset by $3.1 million of stock-based compensation expense, and $0.1 million of net non-cash interest expense and net amortization (accretion) of premiums (discounts) on marketable securities. Net cash used by changes in our operating assets and liabilities consisted of decreases of $5.4 million in accrued expenses, $2.7 million in accounts payable, and increase of $1.3 million in prepaid expenses and other assets.

During the nine months ended September 30, 2022, cash used in operating activities was $67.6 million, which consisted primarily of our net loss of $76.0 million, partially offset by $6.0 million of cash provided by changes in our operating assets and liabilities, $2.3 million of stock-based compensation expense, and $0.1 million of non-cash interest expense. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $6.3 million in accrued expenses, partially offset by a increase of $0.4 million in prepaid expenses and other assets.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities consisted of $44.7 million of cash from proceeds from sales and maturities of marketable securities, partially offset by $39.7 million of purchases of marketable securities.

During the nine months ended September 30, 2022, net cash used in investing activities consisted of $98.5 million of cash investment in marketable securities, $0.1 million of purchases of property and equipment related to NetSuite implementation capitalization, partially offset by $43.0 million of proceeds from sales and maturities of marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $48.0 million and consisted primarily of proceeds from our underwritten public offering of common stock, pre-funded warrants and warrants and proceeds from stock option exercises.

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

We believe our cash, cash equivalents and marketable securities of $94.8 million as of September 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), filed with the SEC on March 9, 2023 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2023, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $94.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our lead product candidate, EO-3021. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-3021 or any other product candidate.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.
●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.

●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for our product candidates or any future product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We expect to significantly expand our development and regulatory capabilities as we grow our company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.
●	The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting.
●	The continued presence of COVID-19, or the outbreak of similar public health crises, could adversely impact our business, including our supply chain and the conduct of our clinical trials.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended September 30, 2023 and 2022, we had a net loss of $10.6 million and $38.8 million, respectively. For the nine months ended September 30, 2023 and 2022, we had a net loss of $37.8 million and $76.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $188.1 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under loan agreements. From our inception through September 30, 2023, we received an aggregate of $97.2 million in net proceeds from sale of our convertible preferred stock. We received an aggregate of $97.1 million in net proceeds from our initial public offering (“IPO”). We received an aggregate of $46.5 million in net proceeds from our public offering in June 2023. We received net proceeds of $29.5 million from long-term debt. As of September 30, 2023, our cash, cash equivalents and marketable securities were $94.8 million.

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

We believe our cash, cash equivalents and marketable securities of $94.8 million as of September 30, 2023 will enable us to meet our anticipated capital requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize or identify a strategic partner to commercialize, our lead product candidate, EO-3021. In August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021 in the United States. We currently have no products that are approved for sale in any jurisdiction. Our product candidates may not achieve success in their clinical trials or obtain regulatory approval. If we do not obtain regulatory approval for our product candidates and successfully commercialize them in one or more indications or if we experience significant delays in doing so, we may never generate any revenue or become profitable.

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

We have initiated a Phase 1 clinical trial of EO-3021 in the United States, and the risk of failure is high for the development of EO-3021 and any of our other product candidates. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

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

We have, and we may in the future, seek to engage in strategic transactions or collaborations to acquire, in-license or develop new products, product candidates or technologies, or partner or out-license our product candidates. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

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

We may encounter numerous difficulties in developing, testing, manufacturing and marketing any new products resulting from a strategic acquisition or collaboration that delay or prevent us from realizing their expected benefits or enhancing our business. For example, we have a collaboration with Caris MPI, Inc. and its affiliates to identify potential oncology targets, but we currently do not intend to advance any targets under such collaboration. Additionally, even if we partner or out-license seribantumab, we may not be able to realize any benefit of the transaction and collaboration, financial or otherwise.

Following any strategic transaction, we may not achieve any expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near-term and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including, but not limited to, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the transaction or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.

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

With rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased costs as a result of international transportation of supplies, as well as the costs of materials and products imported into the United States, particularly if these measures occur in regions where we source our product candidates, components or raw materials, such as China. Tariffs, trade restrictions, sanctions, export controls or other restrictive actions imposed by the United States or other countries, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation of ongoing regional military conflicts, could increase the prices of our and our partners’ products and product candidates, affect our and our partners’ ability to commercialize such products and product candidates, or create adverse tax consequences in the United States or other countries. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs, trade restrictions, sanctions, export controls or other restrictive actions by the United States or other countries could materially adversely affect our results of operations and financial condition.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report and the following:

●	enrollment or results of clinical trials of EO-3021 or our other product candidates, or those of our competitors or our future collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to EO-3021 or our other product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	political instability, including the occurrence of a temporary federal government shutdown;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including rising interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts.

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

As of September 30, 2023, we have issued pre-funded warrants to purchase a total of 4,440,000 shares of our common stock. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting beginning with this annual report on Form 10-K. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time- consuming, costly and complicated. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market.

The price of our common stock does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

In September 2023, we received notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC that the price of our common stock does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Select Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.1#	Employment Agreement dated July 12, 2023 by and between the Registrant and Joseph J. Ferra, Jr.					X

10.2#	Employment Agreement dated July 12, 2023 by and between the Registrant and Tammy Furlong.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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

Date: November 2, 2023

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)