Form 10-K
period 2023-12-31
Elevation Oncology, Inc.
filed 2024-03-06
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40523

ELEVATION ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1771427
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
101 Federal Street, Suite 1900, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (716) 371-1125

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common stock, par value $0.0001 per share	ELEV	The Nasdaq Stock Market LLC

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $52.8 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of March 1, 2024, there were 48,651,115 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including fluctuating interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I

Item 1. Business

Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are leveraging our antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3.

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2, including gastric, gastroesophageal junction, pancreatic or esophageal cancers. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in our Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. We plan to provide an update from our ongoing Phase 1 trial in mid-2024, with additional data expected in the first half of 2025. In addition to our monotherapy approach, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents, with further details on our planned Phase 1 combination study expected to be shared in the first half of 2024. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

We currently retain worldwide development and commercialization rights for EO-3021 outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan).

Our second program is an ADC designed to target HER3, which is overexpressed across solid tumors and often associated with poor outcomes. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in 2024.

Our pipeline is shown below:

We have an experienced management team with expertise in ADC and oncology drug discovery and development, as well as a proven track record to discover and develop novel cancer therapies for patients with significant unmet medical needs. Additionally, we are backed by a group of renowned scientific advisors and partners that bring clinical and operational expertise to help optimize execution.

In January 2023, we announced that we paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody (“mAb”) for solid tumors driven by neuregulin-1 (“NRG1”) fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in our Phase 2 CRESTONE clinical trial evaluating seribantumab was paused. We intend to pursue further clinical development of seribantumab only in collaboration with a partner.

Our Strategy

Our goal is to deliver safe and effective selective cancer therapies for patient populations with significant unmet medical needs. Key elements of our strategy include:

●	Rapidly advance our lead product candidate, EO-3021, an ADC targeting Claudin 18.2, through clinical development. We are currently evaluating EO-3021 in a Phase 1 clinical trial and plan to provide an update from this trial in mid-2024, with additional data expected in the first half of 2025. Additionally, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents, with further details on our planned Phase 1 combination study expected to be shared in the first half of 2024.
●	Rapidly identify and advance our second program, an ADC targeting HER3, through preclinical development. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in 2024.
●	Seek opportunities to expand our pipeline of selective cancer drug candidates and targets. We intend to continue to seek opportunities to expand our pipeline with complementary drug candidates, including by leveraging partnerships and our own internal expertise and capabilities to potentially accelerate the identification of additional actionable selective cancer targets. If we identify targets that we deem to have high potential to address unmet medical needs, we may develop, in-license or acquire assets with therapeutic potential against those identified selective cancer targets.
●	Evaluate strategic opportunities to potentially accelerate development timelines and enhance the commercial potential of our product candidates globally. We intend to leverage our ADC expertise to advance a novel pipeline. We plan to commercialize our product candidates in key markets, either alone or with strategic partners, and maximize the worldwide commercial potential of our programs.

Our Lead Product Candidate: EO-3021

EO-3021 is an ADC designed to target Claudin 18.2, which can selectively deliver a cytotoxic payload directly to cancer cells expressing Claudin 18.2. Claudin 18.2 is overexpressed in several types of cancers, including gastric, esophageal, pancreatic, ovarian and lung, which we believe represents a significant market opportunity. There are currently no approved therapies targeting Claudin 18.2, and we believe EO-3021 could potentially address a high unmet medical need and play a transformative role across several solid tumor types.

We believe EO-3021 has the potential to be a differentiated anti-Claudin 18.2 product candidate, due in part to: (i) its site-specific conjugation at glutamine (Q295), which has been shown to increase ADC stability and minimize free payload compared with cysteine conjugation, potentially driving improved outcomes for patients, and (ii) its potential ability to target tumors with low, medium or high levels of Claudin 18.2 expression, which could potentially result in a broader target population and greater commercial opportunity compared with other approaches.

In July 2022, we licensed the worldwide exclusive rights, outside Greater China, from a subsidiary of CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”) to develop and commercialize products containing EO-3021 for the treatment of cancer.

We have an active IND for EO-3021 with the FDA, and in August 2023, we announced that the first patient had been dosed in our Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. We plan to provide an update from our ongoing Phase 1 trial in mid-2024, with additional data expected in the first half of 2025. In addition to our monotherapy approach, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents, with further details on our planned Phase 1 combination study expected to be shared in the first half of 2024.

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

Key findings from the preclinical study included:

●	EO-3021 retains antibody-dependent cell-mediated cytotoxicity and complement dependent cytotoxicity.
●	EO-3021 reduction in cell viability requires Claudin 18.2 expression in vitro with no effects seen on Claudin 18.2-negative cells.
●	EO-3021 demonstrated anti-tumor activity in in vivo xenograft models of pancreatic and gastric cancers expressing varying levels of Claudin 18.2.
o	A single dose of EO-3021 demonstrated tumor regression across low, medium and high Claudin 18.2-expressing models, with a lower minimal efficacious dose in models with medium and high levels of Claudin 18.2 relative to models with low levels of Claudin 18.2.
o	EO-3021 outperformed standard of care chemotherapy in gastric and pancreatic cancer in vivo models.

Key findings from the CSPC clinical case study included:

●	The patient was treated with dose level 2, or 1.0 mg/kg EO-3021, IV Q3W for 12 cycles.
●	The best overall response, as evaluated per RECIST v1.1, was a confirmed partial response (66.7% maximal tumor reduction).
●	Duration of response was approximately 11 months.

Structure and Mechanism of Action

Claudin 18.2 is a compelling ADC therapeutic target that is part of a family of tight junction membrane proteins. Expression of Claudin 18.2 in normal tissues is restricted to the gastric mucosa and typically has minimal overlap with HER2 or PD-L1 expression. During malignant transformation, the tight junctions may become disrupted, exposing Claudin 18.2 and allowing them to be accessible by Claudin 18.2-targeting agents. Claudin 18.2 is overexpressed in several types of cancers, including gastric, esophageal, pancreatic, ovarian and lung.

EO-3021 consists of a fully human immunoglobulin G1 (“IgG1”) mAb that targets Claudin 18.2 and is site-specifically conjugated to the monomethyl auristatin E (“MMAE”) payload via a cleavable linker with a drug-to-antibody ratio (“DAR”) of 2. Site-specific conjugation at glutamine (Q295) increases ADC stability and has been shown to minimize free MMAE compared to cysteine conjugation.

EO-3021 is designed to bind to Claudin 18.2 on the cell surface and is internalized, upon which the linker is cleaved in the lysosome to release the MMAE payload, a potent anti-mitotic agent. This results in microtubule disruption, inhibiting cell division and promoting cancer cell death via apoptosis. Additionally, a bystander effect may occur, in which MMAE diffuses out of targeted cancer cells and into neighboring cancer cells, promoting neighboring cancer cell death via apoptosis. MMAE has been clinically validated as an effective anti-tumor payload and is the cytotoxic component of several FDA-approved ADCs.

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

Figure 2

Mechanism of Action of EO-3021. The IgG1 mAb of EO-3021 binds to Claudin 18.2, and this initiates internalization of the EO-3021-Claudin 18.2 complex. Lysosomal cleavage of the linker releases free MMAE into the cancer cell, which results in microtubule disruption, inhibiting cell division and promoting cancer cell death via apoptosis. A bystander effect may occur, in which free MMAE promotes neighboring cancer cell death.

Global Opportunity

There is significant global opportunity for the treatment of patients with tumors expressing Claudin 18.2. Claudin 18.2 is overexpressed in several cancers with significant unmet needs, including gastric, esophageal, pancreatic, ovarian and lung, with expression being highest in gastric, esophageal and pancreatic adenocarcinomas. Our license to develop and commercialize EO-3021 is for all global territories outside Greater China.

Estimated incidence information for annual new cancer cases and Claudin 18.2 expression rates for certain cancers with significant unmet needs are shown below:

	Estimated Annual New Cancer Cases
Cancer Type	U.S. Incidence (approximate)	Global Incidence (approximate)	Claudin18.2 Expression per Disease Type* (approximate)
Gastric	26,500	1,090,000	77% (adenocarcinoma)
Esophageal	21,500	604,000	78% (adenocarcinoma)
Pancreatic	64,000	496,000	59-80% (pancreatic ductal adenocarcinoma)
Ovarian	20,000	314,000	24% (mucinous)
Lung	238,000	2,207,000	6% (adenocarcinoma)

*	Any level of expression using immunohistochemistry, or IHC (e.g., at least 1% of cells with any staining intensity of Claudin 18.2).

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting Claudin 18.2 in various phases of clinical development, including mAb and CAR T-cell approaches, we believe this target has been clinically validated. Whereas both mAb and CAR T-cell anti-Claudin 18.2 approaches have required a substantial portion of tumor cells with moderate-to-high expression of Claudin 18.2 for anti-tumor activity, we believe an ADC approach could potentially target tumors with varying levels of Claudin 18.2 expression, including tumors with low levels of expression. Therefore, EO-3021 could potentially capture a broader patient population and greater commercial opportunity.

Clinical Development Plan

We have an active IND for EO-3021 with the FDA, and in August 2023, we announced that the first patient had been dosed in our Phase 1 clinical trial of EO-3021, which is a dose escalation and expansion trial in patients with solid tumors likely to express Claudin 18.2. In February, we announced that the first patient had been dosed in Japan. In the dose escalation part of our Phase 1 trial, we expect to enroll patients with advanced unresectable or metastatic gastric, gastroesophageal junction (GEJ), esophageal or pancreatic cancer in increasing dose levels, including 1.0, 2.0, 2.5 and 2.9 mg/kg IV Q3W and potentially higher. The primary objective in dose escalation will be to evaluate the safety and tolerability of EO-3021. In the expansion part of our Phase 1 trial, we plan to administer the maximum tolerated dose (MTD) or recommended Phase 2 dose (RP2D) of EO-3021 to patients with gastric or GEJ cancer who have progressed on or after standard therapy or are intolerable for available standard therapy. The primary objective in expansion will be to evaluate preliminary anti-tumor activity of EO-3021. Expression of Claudin 18.2 will not be required for enrollment in our Phase 1 dose escalation and expansion trial; tumor tissue samples will be collected for retrospective biomarker assessment of Claudin 18.2 expression by IHC.

In addition to our monotherapy approach, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents. We believe combination therapy will provide an opportunity to deliver better treatment options to patients in first- and second-line settings.

HER3-ADC

Our second program is an ADC designed to target HER3, which is overexpressed across solid tumors and often associated with poor outcomes. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in 2024.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources and established presence in the market than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (AZD0901/CMG901), Innovent Biologics (IBI343), LaNova Medicines (LM-302), Merck (MK1200/SKB315), Merck KGaA/Jiangsu Hengrui Pharmaceuticals (SHR-A1904), RemeGen (RC118), Shanghai Junshi Bioscience (JS107) and TORL Biotherapeutics (CLDN18.2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma, Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that any potential HER3-ADC product candidate will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Daiichi Sankyo/Merck (patritumab deruxtecan/HER3-DXd), Duality Biologics (DB-1310), MediLink Therapeutics (Suzhou)/BioNTech (YL202) and SystImmune/Bristol Myers Squibb (BL-B01D1). We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities, including Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for a potential HER3-ADC product candidate.

License, Asset Purchase and Collaboration Agreements

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

We may be required to make additional maximum aggregate development and regulatory milestone payments of up to approximately $9.3 million for seribantumab. In addition, Dyax is entitled to tiered mid-single digit royalties based on net sales of seribantumab. Our obligation to pay royalties to Dyax continues on a country-by-country basis until the later of a specified number of years after the first commercial sale of seribantumab in such country and the expiration of the patent rights covering the product in such country. We are obligated to use commercially reasonable efforts to develop and commercialize the antibodies for which we obtain a commercial license.

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

Financing Agreements

K2HV Loan and Security Agreement

In July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request before March 1, 2025, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. In connection with entering into the Loan Agreement, we also issued to K2HV a warrant to purchase shares of our common stock.

In March 2024, we entered into an amendment to the Loan Agreement with K2HV, pursuant to which: (i) the amortization date of the Term Loan was amended from March 1, 2025 to June 1, 2026; (ii) we issued to K2HV a new warrant to purchase shares of our common stock in exchange for the original warrant ; (iii) upon the Lenders’ election to convert any portion of the principal amount of the term loans then outstanding, up to $3.25 million in principal amount, into shares of the our common stock, as described below, designated holders will also receive a warrant to purchase an equal number of shares of our common stock (the “Conversion Warrant”), subject to customary beneficial ownership limitations; and (iv) we paid a customary amendment fee.

The Term Loan will mature on August 1, 2026, with interest-only payments until June 1, 2026, and thereafter interest and principal payments for the remainder of the term. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement.

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

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of our common stock and the Conversion Warrant at a conversion price of $2.25 (the effective price per share of common stock sold in the Company’s June 2023 offering (see Note 10)), subject to customary 19.99% Nasdaq beneficial ownership limitations. We also granted registration rights to the Lenders with respect to shares received upon such conversion.

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

Governmental Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

The Food and Drug Omnibus Reform Act (“FDORA”), which was enacted in December 2022, included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), creates an abbreviated approval pathway for biological products shown to be biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilars are licensed based on the FDA’s findings of safety, purity and potency for a prior FDA-licensed product called a reference product. There must be no differences in conditions of use, route of administration, dosage form and strength to rely on a given reference product, and there must be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, absent a waiver from the FDA. A biosimilar product may also meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider if the sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose some hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

A reference biologic is granted 12 years of data exclusivity from the time of first licensure, or BLA approval, of the reference product, during which time no application for a biosimilar relying on the reference product can be submitted for four years from the date of first licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for exclusivity, precluding marketing of interchangeable biosimilars referencing the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar to be approved, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, price transparency and reporting, privacy and cybersecurity laws and other healthcare laws and regulations.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or (“HITECH”), and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the collection, processing, storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of protected health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA or HITECH. For example, at the state level, the California Consumer Privacy Act of 2018 (“CCPA”), imposes obligations on certain businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect in January 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect in January 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Other states have also enacted, proposed or are considering proposing data privacy laws.

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

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and prices of newly launched drugs. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In September 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services (“HHS”), plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached, among other things. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the 10 Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 2024. This price cap, which cannot exceed a statutory ceiling price, will become effective in January 2026 and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA will also impose rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates.

We expect that additional state and federal healthcare reform measures will be adopted in the future.

Coverage and Reimbursement

Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our drug products depends, in part, on the extent to which third-party coverage and reimbursement is available from government health administration authorities (including in connection with federal and state government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. Coverage decisions may not favor new drug products when more established or lower-cost therapeutic alternatives are already available. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products.

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Expensive pharmaco-economic studies may need to be conducted in order to demonstrate to payors the medical necessity and cost-effectiveness of product candidates, in addition to the costs required to obtain the FDA approvals. Product candidates may not be considered medically necessary or cost-effective. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable the maintenance of price levels sufficient to realize an appropriate return on investment in product development. There may also be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion or complementary diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Human Capital Resources

As of December 31, 2023, we had 29 full-time employees. Of these employees, five held M.D. and/or Ph.D. degrees, and five were engaged in research, development and technical operations. From time to time, we also retain independent contractors and consultants to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Corporate Information

Our principal executive offices are located at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110 and our telephone number is (716) 371-1125. Our website address is www.elevationoncology.com. Information contained on or accessible through our website is not a part of this Annual Report.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the years ended December 31, 2023 and 2022, we had a net loss of $45.7 million and $95.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $196.0 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the licensing, acquisition and clinical development of EO-3021 and seribantumab. In January 2023, we announced a pipeline prioritization and realignment of resources to advance EO-3021 and other pipeline programs, and to pause further investment in the clinical development of seribantumab. We intend to pursue further development of seribantumab only in collaboration with a partner.

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under loan agreements. As of December 31, 2023, our cash, cash equivalents and marketable securities were $83.1 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we seek to advance EO-3021 and other product candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur increasing research and development expenses in connection with our planned clinical trials for EO-3021 and the development of other product candidates we may choose to pursue. In addition, if we obtain marketing approval for any product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of such product candidate. Since our IPO, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

●	initiate and successfully meet our clinical endpoints in our clinical trials for EO-3021 and our other product candidates;
●	initiate and successfully complete all safety, pharmacokinetic and other registrational-enabling studies required to obtain U.S. and foreign marketing approval for EO-3021 and our other product candidates;
●	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
●	submit a BLA for EO-3021 and each of our other product candidates to the FDA that is filed by the FDA;
●	obtain marketing approval for EO-3021 and our other product candidates;
●	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
●	successfully manufacture or contract with others to manufacture our product candidates;
●	further develop seribantumab in collaboration with a partner;
●	commercialize our product candidates, if approved, by building a sales force or entering into collaborations with third parties;
●	obtain, maintain, protect and defend our intellectual property portfolio;
●	achieve market acceptance of our product candidates with the medical community and with third-party payors; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. In July 2022, we entered into the Sales Agreement with Cowen, pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal, shares of our common stock having aggregate gross proceeds of up to $50.0 million. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. Also in July 2022, we entered into the Loan Agreement with K2HV to provide up to $50.0 million principal amount in term loans.

We believe our cash, cash equivalents and marketable securities of $83.1 million as of December 31, 2023, together with the approximately $17.0 million in net proceeds raised under our ATM facility in January 2024, will enable us to meet our anticipated capital requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Further, the interest rate of the Term Loan issued under the Loan Agreement is based on the published prime rate, a floating rate, subject to a minimum rate set in the Loan Agreement. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the prime rate above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

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

We have initiated a Phase 1 clinical trial of EO-3021, and the risk of failure is high for the development of EO-3021 and any of our other product candidates. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

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

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our product candidates, including:

●	regulators, institutional review boards (“IRBs”), or ethics committees (“ECs”), may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	the FDA may disagree as to the design or implementation of our clinical trials or with our recommended doses with respect to any of our current or future product candidates;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and prospective trial sites;
●	clinical trials for our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;
●	lack of adequate funding to continue clinical trials;
●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients who meet the trial criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;
●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;
●	we may experience difficulties in maintaining contact with patients after treatment, resulting in incomplete data;
●	we or third-party collaborators may fail to obtain regulatory approval of companion or complementary diagnostic tests, if required, on a timely basis, or at all;
●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
●	we may have to suspend or terminate clinical trials for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;
●	our product candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials;
●	the cost of clinical trials may be greater than we anticipate;
●	changes to clinical trial protocols; and
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.

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

Results of our planned clinical trials of EO-3021 and our other product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, clinical trials evaluating anti-Claudin 18.2 ADCs, including those that use MMAE payloads, such as EO-3021, have reported adverse events of nausea, vomiting, neutropenia, peripheral neuropathy and ocular toxicity. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

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

We have paused further investment in the clinical development of seribantumab, intend to pursue further clinical development of seribantumab only in collaboration with a partner. We face significant competition in seeking appropriate collaborators. Any such collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration. Collaborations are complex and time-consuming to negotiate and document. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We expect to conduct clinical trials for our product candidates outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such trials.

We expect to conduct one or more clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of these data alone unless the data is applicable to the U.S. population and U.S. medical practice, including availability of drugs as standard of care, and the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many other regulatory authorities have similar approval requirements. In addition, such trials would be subject to the applicable local laws of the respective jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Development of a companion or complementary diagnostic could include additional meetings with regulatory authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption application. In the case of a companion diagnostic that is designated as “significant risk device,” approval of an investigational device exemption by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

We may face difficulties from healthcare legislative and regulatory reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, or affect pricing and third-party payment for our product candidates, which could negatively affect our business, financial condition and prospects. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures, including reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

For example, the Budget Control Act of 2011 imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. Further, in November 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 2023 and subsequently delayed by the IRA until January 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new regulations requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the 10 Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 2024. This price cap, which cannot exceed a statutory ceiling price, will become effective in January 2026 and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while the full economic impact of the IRA is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in Florida in January 2024. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion or complementary diagnostics or additional pricing pressures.

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

With rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased costs as a result of international transportation of supplies, as well as the costs of materials and products imported into the United States, particularly if these measures occur in regions where we source our product candidates, components or raw materials, such as China. Tariffs, trade restrictions, sanctions, export controls or other restrictive actions imposed by the United States or other countries, including as a result of geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation of ongoing regional military conflicts, could increase the prices of our and our partners’ products and product candidates, affect our and our partners’ ability to commercialize such products and product candidates, or create adverse tax consequences in the United States or other countries. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs, trade restrictions, sanctions, export controls or other restrictive actions by the United States or other countries could materially adversely affect our results of operations and financial condition.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (AZD0901/CMG901), Innovent Biologics (IBI343), LaNova Medicines (LM-302), Merck (MK1200/SKB315), Merck KGaA/Jiangsu Hengrui Pharmaceuticals (SHR-A1904), RemeGen (RC118), Shanghai Junshi Bioscience (JS107) and TORL Biotherapeutics (CLDN18.2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma, Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that any potential HER3-ADC product candidate will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Daiichi Sankyo/Merck (patritumab deruxtecan/HER3-DXd), Duality Biologics (DB-1310), MediLink Therapeutics (Suzhou)/BioNTech (YL202) and SystImmune/Bristol Myers Squibb (BL-B01D1). We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities, including Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for a potential HER3-ADC product candidate.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third-party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyberattacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Remote work arrangements generally increase the attack surface available for exploitation, and the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident is generally increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use remote work arrangements to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH and other laws. Depending on the facts and circumstances, we could be subject to penalties if we obtain, use, or disclose personal health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance.

In addition, the state of California enacted the CCPA, which imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. In addition, CPRA, which went into effect in January 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect in January 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect in July 2023, and Utah enacted the Consumer Privacy Act, which became effective in December 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, or proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

In May 2018, the GDPR took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfers) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of cross-border transfers of personal data from clinical trial sites located in the EEA to the other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). Notably, the United States is one such country as of January 1, 2024, although effective July 10, 2023, the new EU-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the United Kingdom and Switzerland) to certified companies in the United States. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the United States to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data. Additionally, following the withdrawal by the UK from the EU and the EEA, companies must comply with both the GDPR and the UK GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. Further, recent legal developments in Europe and the UK have created complexity and compliance uncertainty regarding certain transfers of information from the UK and EEA to the United States. For example, on June 16, 2020, the Court of Justice of the EU (the “CJEU”), declared the EU-U.S. Privacy Shield framework (the “Privacy Shield”), to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. The UK GDPR and EU GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA enacted many significant changes to U.S. tax laws. It is uncertain if and to what extent various states will conform to the TCJA, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under the TCJA, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income (without regard to certain deductions). It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.

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

The degree of future protection afforded by our and our licensors’ intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

Risks related to our common stock

The market price of our common stock is likely to continue to be highly volatile, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report and the following:

●	enrollment or results of clinical trials of EO-3021 or our other product candidates, or those of our competitors, licensors or collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to EO-3021 or our other product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;

●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	political instability, including the prospect or occurrence of a federal government shutdown;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including fluctuating interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts.

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

Based on the beneficial ownership of our common stock as of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

In June 2023, we issued pre-funded warrants to purchase a total of 4,440,000 shares of our common stock. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board of Directors (the “Board”) or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified Board so that not all members of our Board are elected at one time;
●	permit only the Board to establish the number of directors and fill vacancies on the Board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of our all of our stakeholders. We are a virtual company, and our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party CROs, CMOs and other vendors, contractors and consultants. Our Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are fully integrated into our ERM program and are based on recognized frameworks established by the Center for Internet Security Controls Framework and other applicable industry standards, with quarterly review and adjustment of safeguards for continuous improvement. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

●	Governance: As discussed in further detail under “Governance” below, our Board’s oversight of cybersecurity risk management is supported by our audit committee, which regularly interacts with our ERM function, our head of information technology and members of management.
●	Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including multifactor authentication, mobile device management, email filtering, firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans to address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis. This includes continuous security operations center monitoring of our systems and accounts. Furthermore, we maintain cyber liability insurance as an additional safeguard against a potential loss due to a cybersecurity incident.

●	Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
●	Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also perform regular phishing campaigns among our employees and provide convenient solutions for our employees to report suspicious messages.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, such as vulnerability management of both virtual network and physical laptops, regular security operations center reviews, regular Center for Internet Security scorecard reviews, user account audits of both employees and third parties and information technology general controls reviews. We also engage third parties to perform assessments on our cybersecurity measures to enable continuous improvement and adherence to best practices. The results of such assessments, audits and reviews are reported to the Audit Committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our Board, in coordination with our audit committee, oversees our risk management process. The audit committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the audit committee will also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved. The audit committee regularly discusses our approach to cybersecurity risk management with our management team.

Our information technology personnel, in coordination with our management team, work collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee basis and appropriate third party contractors, our head of information technology and management monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and will report such threats and incidents to the Audit Committee when appropriate.

Our head of information technology has over a decade of information technology experience in the biopharmaceutical industry and oversees our cybersecurity program. He has experience developing and leading cybersecurity programs, including evaluating and implementing tools and technologies that enable defense and response capabilities, and developing critical cybersecurity procedures and training and awareness programs.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ELEV” on The Nasdaq Stock Market and has been publicly traded since June 25, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 1, 2024, there were approximately 12 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available fund and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on our financial condition, operation results, capital requirements, general business conditions and other factors that the Board may deem relevant.

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

Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are leveraging our antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3.

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2, including gastric, gastroesophageal junction, pancreatic or esophageal cancers. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. We plan to provide an update from our ongoing Phase 1 trial in mid-2024, with additional data expected in the first half of 2025. In addition to our monotherapy approach, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents, with further details on our planned Phase 1 combination study expected to be shared in the first half of 2024. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

In July 2022, we entered into a license agreement with a subsidiary of CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”) to develop and commercialize EO-3021 outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan) (the “CSPC License Agreement”). Pursuant to the terms of the CSPC License Agreement, we paid to CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales.

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

Key findings from the preclinical study included:

●	EO-3021 retains antibody-dependent cell-mediated cytotoxicity and complement dependent cytotoxicity.
●	EO-3021 reduction in cell viability requires Claudin 18.2 expression in vitro with no effects seen on Claudin 18.2-negative cells.
●	EO-3021 demonstrated anti-tumor activity in in vivo xenograft models of pancreatic and gastric cancers expressing varying levels of Claudin 18.2.
o	A single dose of EO-3021 demonstrated tumor regression across low, medium and high Claudin 18.2-expressing models, with a lower minimal efficacious dose in models with medium and high levels of Claudin 18.2 relative to models with low levels of Claudin 18.2.
o	EO-3021 outperformed standard of care chemotherapy in gastric and pancreatic cancer in vivo models.

Key findings from the clinical case study included:

●	Patient was treated with dose level 2, or 1.0 mg/kg EO-3021, IV Q3W for 12 cycles.
●	The best overall response, as evaluated per RECIST v1.1, was a confirmed partial response (66.7% maximal tumor reduction).
●	Duration of response was approximately 11 months.

Our second program is an ADC designed to target HER3, which is overexpressed across solid tumors and often associated with poor outcomes. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in 2024.

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

In January 2023, we announced that we paused further investment in the clinical development of seribantumab, an anti-HER3 mAb for solid tumors driven by neuregulin-1, or NRG1, fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in our Phase 2 CRESTONE clinical trial evaluating seribantumab was paused. We intend to pursue further clinical development of seribantumab only in collaboration with a partner.

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

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $45.7 million and $95.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $196.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $83.1 million as of December 31, 2023, together with the approximately $17.0 million in net proceeds raised under our ATM facility in January 2024, will enable us to meet our anticipated capital requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

The following table provides a breakout of our research and development expenses by major categories of expense:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Seribantumab	$10,326	$39,721	$(29,395)
EO-3021	6,095	26,096	(20,001)
Unallocated and other research and development expenses	1,445	3,584	(2,139)
Personnel costs (including stock-based compensation)	7,568	9,316	(1,748)
Total research and development expenses	$25,434	$78,717	$(53,283)

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

Other Expense, Net

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities.

Interest Expense

Interest expense consists of interest expense on borrowings under the K2HV Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $94.4 million which can be carried forward indefinitely. As of December 31, 2023, we had state net operating loss carryforwards of $7.7 million which begin to expire in 2035. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $5.2 million and $0.8 million, respectively, which begin to expire in 2035. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Restructuring Charges

The restructuring charges totaling $5.1 million in the first quarter of 2023 relate to costs incurred in respect of the reprioritization and realignment of resources, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022:

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$25,434	$78,717	$(53,283)
General and administrative	14,904	15,832	(928)
Restructuring charges	5,107	—	5,107
Total operating expenses	45,445	94,549	(49,104)
Loss from operations	(45,445)	(94,549)	49,104
Other expense, net	(229)	(506)	277
Loss before income taxes	(45,674)	(95,055)	49,381
Income tax expense	30	25	5
Net loss	$(45,704)	$(95,080)	$49,376

Research and Development Expenses

Research and development expenses were $25.4 million for the year ended December 31, 2023, compared to $78.7 million for the year ended December 31, 2022. The decrease of $53.3 million was primarily due to a $25.7 million one-time upfront payment made in 2022, related to the CSPC License Agreement for the exclusive rights to develop and commercialize EO-3021 outside Greater China, a $24.5 million decrease in costs related to manufacturing clinical supply of seribantumab for use in the CRESTONE clinical trial, a decrease of $7.1 million in clinical trial expenses associated with the CRESTONE clinical trial, regulatory, consulting, and other expenses, and a $1.7 million decrease in personnel costs, including stock-based compensation, partially offset by a $5.7 million increase in clinical trial expenses associated with the EO-3021 clinical trial.

General and Administrative Expenses

General and administrative expenses were $14.9 million for the year ended December 31, 2023, compared to $15.8 million for the year ended December 31, 2022. The decrease of $0.9 million was primarily due to decreased directors’ and officers’ insurance.

Restructuring Charges

Restructuring charges were $5.1 million for the year ended December 31, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Other Expense, Net

Other expense, net, was $0.2 million expense incurred for the year ended December 31, 2023, compared to $0.5 million of expense incurred for the year ended December 31, 2022. The components of other expense, net were as follows:

Interest Income

Interest income of $3.9 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, was associated with the balance of marketable securities and increases in interest rates.

Interest Expense

Interest expense of $4.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, consisted primarily of cash and non-cash interest related to the K2HV Loan Agreement, which was entered in July 2022.

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, which discussion is incorporated herein by reference and which is available free of change on the SEC’s website at http://www.sec.gov.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

In July 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. In January 2024, we sold 5,777,527 million shares of common stock pursuant to the Sales Agreement, for net proceeds of $17.0 million, after deducting issuance costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(56,180)	$(85,483)
Cash provided by (used in) investing activities	11,543	(44,398)
Cash provided by financing activities	47,975	29,514
Net increase (decrease) in cash and cash equivalents	$3,338	$(100,367)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $56.2 million, which consisted primarily of our net loss of $45.7 million, $13.7 million of cash used in changes in our operating assets and liabilities, and $0.9 million of net accretion of discounts on marketable securities, partially offset by $3.3 million of stock-based compensation expense and $0.7 million of non-cash interest expense. Changes in our operating assets and liabilities consisted primarily of a decrease of $5.9 million in accounts payable, a decrease of $5.7 million in accrued expenses, and an increase of $2.1 million in prepaid expenses and other current assets.

During the year ended December 31, 2022, net cash used in operating activities was $85.5 million, which consisted primarily of our net loss of $95.1 million, partially offset by $6.3 million of cash provided by changes in our operating assets and liabilities, $3.2 million of stock-based compensation expense and net $0.1 million of non-cash interest and accretion of discounts on marketable securities. Changes in our operating assets and liabilities consisted primarily of an increase of $6.2 million in accrued expenses and an increase of $0.7 million in accounts payable, due to the timing of payments related to research and development costs, partially offset by an increase of $0.6 million in prepaid expenses and other current assets, due to increased insurance due to operating as a public company.

Investing Activities

During the year ended December 31, 2023, net investing activities consisted of $11.5 million of net cash proceeds from sales and maturities of marketable securities.

During the year ended December 31, 2022, net investing activities consisted of $44.3 million of net cash investment in marketable securities and $0.1 million of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $48.0 million and consisted primarily of $46.5 million of proceeds from our underwritten public offering of common stock, pre-funded warrants and warrants and $1.5 million of proceeds from stock option exercises.

During the year ended December 31, 2022, net cash provided by financing activities was $29.5 million, due to $30.0 million of proceeds from issuance of long-term debt, partially offset by $0.5 million of payments of debt issuance costs .

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

We believe our cash, cash equivalents and marketable securities of $83.1 million as of December 31, 2023, together with the approximately $17.0 million in net proceeds raised under our ATM facility in January 2024, will enable us to meet our anticipated capital requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

In May 2019, we entered into the Asset Purchase Agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab. If we are successful in finding a partner to develop and commercialize seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See “Business—License, Asset Purchase and Collaboration Agreements” for additional information about these license agreements, including with respect to potential payments thereunder.

In July 2022, we entered into the Loan Agreement with K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in the Term Loan consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. In March 2024, we amended certain terms of the Loan Agreement with K2HV, including amending the amortization date of the Term Loan from March 1, 2025 to June 1, 2026.

The Term Loan will mature on August 1, 2026, with interest-only payments until June 1, 2026, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. See “Business—Financing Agreements” for additional information about the Loan Agreement and the amendment thereto.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elevation Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevation Oncology, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2020

Tysons, Virginia

March 6, 2024

ELEVATION ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$49,255	$45,917
Marketable securities, available for sale	33,852	44,363
Prepaid expenses and other current assets	4,857	2,697
Total current assets	87,964	92,977
Property and equipment, net	59	98
Other non-current assets	1,068	1,086
Total assets	$89,091	$94,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$507	$6,362
Accrued expenses	3,638	9,330
Total current liabilities	4,145	15,692
Non-current liabilities:
Long-term debt, net of discount	30,137	29,435
Restricted stock repurchase liability	—	2
Total liabilities	34,282	45,129

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022, respectively; no shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 42,470,264 and 23,345,115 shares issued as of December 31, 2023 and 2022, respectively; 42,422,531 and 23,312,529 shares outstanding as of December 31, 2023 and 2022, respectively	4	2
Additional paid-in capital	250,825	199,492
Accumulated other comprehensive income (loss)	9	(161)
Treasury stock, 47,733 and 28,641 shares as of December 31, 2023 and 2022, respectively, at cost	(59)	(35)
Accumulated deficit	(195,970)	(150,266)
Total stockholders’ equity	54,809	49,032
Total liabilities and stockholders’ equity	$89,091	$94,161

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$25,434	$78,717
General and administrative	14,904	15,832
Restructuring charges	5,107	—
Total operating expenses	45,445	94,549
Loss from operations	(45,445)	(94,549)
Other expense, net	(229)	(506)
Loss before income taxes	(45,674)	(95,055)
Income tax expense	30	25
Net loss	$(45,704)	$(95,080)
Net loss per share, basic and diluted	$(1.34)	$(4.09)
Weighted average common shares outstanding, basic and diluted	34,077,675	23,267,120

Comprehensive loss:
Net loss	$(45,704)	$(95,080)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	170	(161)
Total other comprehensive income (loss)	170	(161)
Total comprehensive loss	$(45,534)	$(95,241)

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
					Other		Total
	Common Stock		Additional	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	23,205,915	$2	$195,881	$—	$—	$(55,186)	$140,697
Vesting of restricted common stock	15,777	—	6	—	—	—	6
Issuance of common stock upon stock option exercises	44,105	—	19	—	—	—	19
Stock-based compensation	—	—	3,206	—	—	—	3,206
Vesting of restricted stock units, net of withholding	46,732	—	—	(35)	—	—	(35)
Warrant issuance	—	—	380	—	—	—	380
Unrealized loss on marketable securities	—	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	—	(95,080)	(95,080)
Balance at December 31, 2022	23,312,529	2	199,492	(35)	(161)	(150,266)	49,032
Vesting of restricted common stock	3,945	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs of $3,560	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,264,899	—	1,496	—	—	—	1,496
Stock-based compensation	—	—	3,335	—	—	—	3,335
Vesting of restricted stock units, net of withholding	31,158	—	—	(24)	—	—	(24)
Unrealized gain on marketable securities	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(45,704)	(45,704)
Balance at December 31, 2023	42,422,531	$4	$250,825	$(59)	$9	$(195,970)	$54,809

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(45,704)	$(95,080)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,335	3,206
Non-cash interest expense	702	285
Net accretion of discounts on marketable securities	(862)	(211)
Depreciation expense	39	27
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,143)	(610)
Accounts payable	(5,855)	711
Accrued expenses	(5,692)	6,189
Net cash used in operating activities	(56,180)	(85,483)
Investing activities
Purchases of property and equipment	—	(86)
Purchase of marketable securities	(42,657)	(112,312)
Proceeds from sales and maturities of marketable securities	54,200	68,000
Net cash provided by (used in) investing activities	11,543	(44,398)
Financing activities
Proceeds from issuance of long-term debt	—	30,000
Payment of debt issuance cost	—	(470)
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs of $3,560	46,503	—
Proceeds from issuance of common stock upon stock option exercises	1,496	19
Common stock repurchase	(24)	(35)
Net cash provided by financing activities	47,975	29,514
Net increase (decrease) in cash and cash equivalents	3,338	(100,367)
Cash and cash equivalents, beginning of year	45,917	146,284
Cash and cash equivalents, end of year	$49,255	$45,917
Supplemental disclosure of cash flow information
Interest paid	$3,164	$975
Supplemental disclosure of non-cash financing activities
Fair value of warrants issued with debt	$—	$380

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Elevation Oncology, Inc. (the “Company” or “Elevation”), which was formerly known as 14ner, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is rethinking drug development by seeking innovative, selective cancer therapies that can be matched to a patient’s unique tumor characteristics. The Company obtained exclusive worldwide rights outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan) to develop and commercialize EO-3021, a clinical stage antibody drug conjugate targeting Claudin 18.2, pursuant to a license agreement executed with CSPC Megalith Biopharmaceutical Co., Ltd., a subsidiary of CSPC Pharmaceutical Group Limited, during the year ended December 31, 2022 (see Note 12). During the quarter ended March 31, 2023, the Company announced that it paused further investment in the clinical development of seribantumab, an anti-HER3 monoclonal antibody for solid tumors driven by neuregulin-1, or NRG1, fusions, a type of genomic alteration and oncogenic driver in solid tumors. As a result, further enrollment in the Phase 2 CRESTONE study of seribantumab was paused. The Company intends to pursue further clinical development of seribantumab only in collaboration with a partner. Additionally, the Company intends to continue to seek opportunities to expand its pipeline with complementary drug candidates.

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

Liquidity

In June 2023, the Company closed an underwritten public offering of (i) 17,810,000 shares of its common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. The combined offering price to the public of each share of common stock and accompanying warrant was $2.2500. The combined offering price to the public of each pre-funded warrant and accompanying warrant was $2.2499. The accompanying warrants have an exercise price of $2.25 per share, are exercisable immediately, and will expire five years following the date of issuance. The Company received net proceeds of $46.5 million, after deducting underwriting discounts and commissions and other offering expenses of $3.6 million (see Note 10). In January 2024, the Company sold 5,777,527 million shares of its common stock in an at-the-market offering for net proceeds of $17.0 million, after deducting issuance costs (see Note 17).

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $45.7 million and $95.1 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $196.0 million as of December 31, 2023. Through December 31, 2023, the Company has funded its operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under loan agreements. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents consisted of money market funds. The Company places its cash with high-credit-quality financial institutions domiciled in the United States.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the years ended December 31, 2023 and 2022, the Company had two and three vendors that accounted for approximately 66% and 78% of its research and development expense, respectively. As of December 31, 2023 and 2022, the Company had two vendors that accounted for approximately 39% and 87% of the total accounts payable, respectively.

Property and Equipment

Property and equipment consist of computer software that is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the asset’s book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2023.

Cloud Computing Arrangements

The Company defers implementation costs incurred in cloud computing hosting arrangements in accordance with Accounting Standards Update (“ASU”) 2018-15 and amortizes these costs over the noncancelable term of the cloud computing arrangement, plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage are capitalized within either prepaid expenses and other current assets, or in other assets, net on the Company’s consolidated balance sheets. Amortization of implementation costs is on a straight-line basis over the related hosting arrangement term and is reflected in research and development expenses in the consolidated statements of operations.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying amount of the Company’s accounts payable approximates fair value due to its short-term nature. The carrying value of the Company’s long-term debt approximates its fair value due to its variable interest rate.

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

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for accretion of premiums and amortization of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2023 or 2022.

Comprehensive Income (Loss)

The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses. As of December 31, 2023 and 2022, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2023 and 2022 were $0.2 million and $0.3 million, respectively.

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

The Company measures compensation expense for restricted stock units based on the fair value on the date of grant using the market value of the Company’s common stock. The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs or service payments are classified.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

3. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash Equivalents
Money market funds	$45,287	$—	$—	$45,287

Marketable Securities
Corporate debt securities	$—	$4,571	$—	$4,571
Commercial paper	—	12,442	—	12,442
U.S. Government debt securities	—	16,839	—	16,839
Total	$—	$33,852	$—	$33,852

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash Equivalents
Money market funds	$41,924	$—	$—	$41,924
U.S. Government debt securities	—	2,993	—	2,993
Total	$41,924	$2,993	$—	$44,917

Marketable Securities
Corporate debt securities	$—	$15,460	$—	$15,460
Commercial paper	—	14,999	—	14,999
U.S. Government debt securities	—	13,904	—	13,904
Total	$—	$44,363	$—	$44,363

Corporate debt securities, commercial paper, and U.S. Government debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the years ended December 31, 2023 and 2022, the Company had no transfers into or out of Level 3.

4. MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities as of December 31, 2023 and 2022.

	As of December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Marketable Securities
Corporate debt securities	$4,569	$3	$(1)	$4,571
Commercial paper	12,444	—	(2)	12,442
U.S. Government debt securities	16,830	9	—	16,839
Total	$33,843	$12	$(3)	$33,852

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Marketable Securities
Corporate debt securities	$15,627	$—	$(167)	$15,460
Commercial paper	14,999	—	—	14,999
U.S. Government debt securities	13,898	6	—	13,904
Total	$44,524	$6	$(167)	$44,363

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Estimated	December 31,
	Useful Life	2023	2022

		(in thousands)
Computer software	4 years	$157	$157
Less: Accumulated depreciation		(98)	(59)
Property and equipment, net		$59	$98

The Company recorded less than $0.1 million of depreciation expense during the years ended December 31, 2023 and 2022.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2023	2022

	(in thousands)
Accrued preclinical and clinical trial costs	$756	$6,174
Accrued restructuring charges	3	—
Accrued compensation	2,393	2,498
Accrued consulting	68	75
Accrued professional services	17	218
Accrued other	401	365
Total accrued expenses	$3,638	$9,330

7. RESTRUCTURING CHARGES

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

The following table summarizes the components of the Company’s restructuring activity recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2023.

	Expense Incurred During the Year Ended December 31, 2023	Amounts Paid During the Year Ended December 31, 2023	Amounts Unpaid at December 31, 2023

	(in thousands)
Employee severance, benefits and related costs	$1,610	$(1,607)	$3
Obligations under manufacturing and development contracts	3,497	(3,497)	—
	$5,107	$(5,104)	$3

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

The Term Loan will mature on August 1, 2026, with interest only payments for 30 months, and thereafter interest and principal payments for the remaining 18 months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. As of December 31, 2023, the effective interest rate is 14.14% for the first tranche. This could change given it is a variable interest rate facility.

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

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share, at a conversion price of $2.25, (the effective price per share of common stock sold in the Company’s June 2023 offering (see Note 10)), subject to customary 19.99% Nasdaq beneficial ownership limitations. The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

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

	December 31,
	2023	2022

	(in thousands)
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	686	198
Less: unamortized debt discount, long-term	(549)	(763)
Long-term debt, net of discount	$30,137	$29,435

The Company's total interest expense was $4.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. The following summarizes the components of total interest expense:

	Year Ended December 31,
	2023	2022

	(in thousands)
Interest paid or accrued	$3,466	$1,246
Non-cash amortization of debt discount (including warrants)	214	87
Non-cash accrued back-end fee	488	198
	$4,168	$1,531

Scheduled future principal payments on total outstanding debt as of December 31, 2023 are as follows:

Year Ending December 31,
(in thousands)
2024	$—
2025	17,685
2026	12,315
$30,000

9. K2 WARRANT

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

All 339,725 shares subject to the K2 Warrant are outstanding as of December 31, 2023.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
K2 Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032

The K2 Warrant’s allocated fair value upon issuance was estimated to be approximately $0.4 million and was recorded as additional paid-in capital on the Company’s consolidated balance sheets.

10. EQUITY

Preferred stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of December 31, 2023 and 2022.

Common stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of December 31, 2023 and 2022.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement. As of December 31, 2023, the Company has not sold any shares under the Sales Agreement.

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

All of the Warrants are outstanding as of December 31, 2023.

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

11. STOCK-BASED COMPENSATION

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Research and development	$610	$669
General and administrative	2,725	2,537
Stock-based compensation expense included in operating expenses	$3,335	$3,206

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, Board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1, 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Board in any particular year. As such, 2,121,127 shares were added to the Plan in January 2024. As of December 31, 2023, 1,300,387 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1, 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 424,225 shares were added to the Plan in January 2024. As of December 31, 2023, no offering periods have commenced, and 693,406 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2023:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,384,939	1.10
Exercised	(1,264,899)	1.18
Cancelled	(1,350,120)	$2.85
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Vested at December 31, 2023	2,741,791	$3.20	5.41	$10
Vested and expected to vest at December 31, 2023	4,178,194	$2.98	8.22	$11

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $1.6 million and $0.1 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $0.59 and $1.96 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.67 - 4.54%	1.62 - 4.37%
Volatility	72 - 77%	72-80%
Dividend yield	—%	—%
Expected term (years)	2-7	6

The fair value of options that vested during the years ended December 31, 2023 and 2022 was $5.1 million and $2.8 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $2.5 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $3.4 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $0 and less than $0.1 million as a liability from the early exercise in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. The aggregate fair value of restricted common stock that vested during each of the years ended December 31, 2023 and 2022 was less than $0.1 million. The Company recorded stock-based compensation expense associated with restricted common stock of less than

$0.1 million during each of the years ended December 31, 2023 and 2022. As of December 31, 2023, there were no unvested shares of restricted common stock.

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees that generally vest over a four-year period with 25% of awards vesting after one year and then quarterly thereafter. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSUs for the year ended December 31, 2023:

		Weighted Average
		Grant Date
	Number of shares	Fair Value
Unvested at December 31, 2022	125,622	$16.00
Granted	100,825	$0.98
Vested	(50,250)	$16.00
Cancelled	(20,400)	$0.98
Unvested at December 31, 2023	155,797	$8.25

The aggregate fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively. The Company recorded stock-based compensation expense of $0.8 million for each of the years ended December 31, 2023 and 2022 related to RSUs. As of December 31, 2023, the total unrecognized expense related to all RSUs was $1.4 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of December 31, 2023, the Company withheld 47,733 shares, which are held in Treasury Stock, for $0.1 million.

12. ASSET PURCHASE AND LICENSE AGREEMENTS

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

●	Ligand Pharmaceuticals—The Company assumed all rights and obligations provided for under the amended commercial license agreement executed between Selexis SA (“Selexis”) and the previous sponsor (the “Selexis Agreement”). Pursuant to the Selexis Agreement, the Company received non-exclusive rights to technology for use in the manufacture of seribantumab and may be required to make milestone payments of up to approximately €0.9 million, per licensed product, if certain development and regulatory milestones are achieved. Additionally, Selexis may have the right to obtain a royalty of the greater of €0.2 million annually and less than one percent on net sales of seribantumab. The obligation to pay royalties with respect to each product sold in a country continues until the expiration of the patent rights covering the product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company also has the right to terminate the agreement at any time upon 60 days’ prior written notice. In November 2021, the Selexis agreement was assigned to Ligand Pharmaceuticals Incorporated.
●	National Institute of Health—The Company assumed all rights and obligations provided for under the amended commercial license agreement executed between the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services (the “NIH”) and the previous sponsor (the “NIH Agreement”). Pursuant to the NIH Agreement, the Company received non-exclusive rights in the United States to patents related to certain antibodies associated with seribantumab. If certain development and regulatory milestones are achieved, the Company may be obligated to pay NIH additional milestone payments of up to approximately $0.4 million per licensed product.

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of December 31, 2023 and 2022, and concluded no such payments were required.

13. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of December 31, 2023.

14. INCOME TAXES

The Company recorded a current provision for income taxes of less than $0.1 million for each of the years ended December 31, 2023 and 2022. The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company has not reflected any benefit of such net operating loss (“NOL”) carryforwards in the accompanying consolidated financial statements. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2023	2022
Profit before tax at federal statutory rate	21.0%	21.0%
State tax benefit, net of federal benefit	0.6%	0.6%
Research and development credit carryovers	2.7%	2.9%
Stock-based compensation	(1.5)%	(0.4)%
Permanent differences	(0.0)%	(0.7)%
Return to provision true ups	0.6%	0.1%
Change in valuation allowance	(23.5)%	(23.5)%
Effective income tax rate	(0.1)%	—%

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. The Company has recorded a valuation allowance against its deferred tax assets on December 31, 2023 and 2022 because the Company’s management believes that it is more likely than not that these assets will not be fully realized in the near future. The increase in the valuation allowance of approximately $10.7 million in the year ended December 31, 2023 primarily relates to the generation of net operating losses and research and development credits, and the capitalization of research and development costs that will be amortized in the future.

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development costs under Section 174 effective for tax years beginning on or after January 1, 2022. As a result, the Company capitalized $24.1 million and $53.4 million of research and development costs for the years ended December 31, 2023 and 2022, respectively, that will be amortized for tax purposes over five years if performed in the U.S. and over 15 years if performed outside of the U.S.

As of December 31, 2023, the Company had federal NOL carryforwards of approximately $94.4 million, all of which can be carried forward indefinitely, and state NOL carryforwards of $7.7 million, which begin to expire in 2035. The Company also has federal tax credits of $5.2 million and state tax credits of $0.8 million which may be used to offset future tax liabilities and will begin to expire in 2035. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Net deferred tax asset (liability) in the accompanying consolidated balance sheets consists of the following:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets and (liabilities)
Net operating losses	$20,243	$12,427
Research and development expenses	13,431	10,945
Research and development credit	5,869	4,645
Accrued expenses	564	711
Stock-based compensation	168	411
Other	148	135
Intangible assets	5,511	5,944
Gross deferred tax asset	45,934	35,218
Valuation allowance	(45,931)	(35,210)
Net deferred tax asset	3	8
Fixed assets	(3)	(8)
Deferred tax liabilities	(3)	(8)
Net deferred tax asset (liability)	$—	$—

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

The Company will recognize both accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. As of December 31, 2023, all tax returns remain open.

15. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(45,704)	$(95,080)
Weighted average common stock outstanding, basic and diluted	34,077,675	23,267,120
Net loss per share, basic and diluted	$(1.34)	$(4.09)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Outstanding stock options	4,178,194	4,408,274
Unvested restricted stock	—	3,945
Unvested RSUs	155,797	125,622
K2 Warrant	339,725	339,725
Common Warrants	22,250,000	—
Pre-funded Warrants	4,440,000	—
Convertible debt (as-converted to common stock)	1,444,444	1,226,739
	32,808,160	6,104,305

16. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

17. SUBSEQUENT EVENTS

At-the-Market Offering

The Company sold 5,777,527 ATM Shares pursuant to the Sales Agreement with Cowen during the period from January 1, 2024 through March 6, 2024. Net proceeds were approximately $17.0 million after deducting issuance costs.

Amendment to Loan and Security Agreement

On March 1, 2024, the Company entered into an amendment to that certain Loan and Security Agreement dated July 27, 2022 (such amendment, the “Loan Agreement Amendment,” and such original agreement, the “Original Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. Pursuant to the Loan Agreement Amendment: (i) the amortization date of the term loans provided under the Original Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) the Company issued the Amendment Warrant (as defined below); (iii) upon the Lenders’ election to convert any portion of the principal amount of the term loans then outstanding, up to $3.25 million in principal amount, into shares of the Company’s common stock (“Common Stock”) as permitted by the Original Loan Agreement, designated holders will also receive a warrant to purchase an equal number of shares of Common Stock, subject to customary beneficial ownership limitations; and (iv) the Company paid an amendment fee of $150,000. All other representations and warranties, events of default, covenants and security interests in the Original Loan Agreement remain intact.

In connection with entering into the Original Loan Agreement, the Company previously issued to K2 HealthVentures Equity Trust LLC (the “K2HV Holder”) a warrant to purchase 339,725 shares of Common Stock, with an exercise price per warrant of $1.3246, expiring July 27, 2032. In connection with the Loan Agreement Amendment, the Company issued to the K2HV Holder an additional warrant to purchase 55,249 shares of Common Stock, with an exercise price per warrant of $2.7150, expiring March 1, 2034 (the “Amendment Warrant”).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Election of Directors

On February 29, 2024, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, elected Julie M. Cherrington, Ph.D., to serve as a Class I director and Alan B. fSandler, M.D., to serve as a Class III director, effective immediately. Dr. Cherrington’s initial term will expire at the Company’s 2025 annual meeting of stockholders and Dr. Sandler’s initial term will expire at the Company’s 2024 annual meeting of stockholders. The Board has determined that each of Dr. Cherrington and Dr. Sandler is an independent director in accordance with applicable rules of the SEC and The Nasdaq Global Select Market.

Dr. Cherrington has served as the Chair of Actym Therapeutics, a privately held biotechnology company, since May 2022, the Chair of Tolremo Therapeutics, a privately held biotechnology company, since April 2023, and a director at Syncona Limited, a publicly held life sciences investment company, since February 2022. She also currently serves as a director at Sardona Therapeutics, KisoJi Biotechnology and MycRx, each a privately held biotechnology company. Dr. Cherrington joined Brandon Capital Partners, a venture capital firm, as a Venture Partner in February 2022. She previously was a director at several biotechnology companies, including Mirati Therapeutics from June 2019 to January 2024, Vaxart, Inc. from August 2021 to August 2022 and QUE Oncology from July 2019 to March 2022, and served as Chief Executive Officer at QUE Oncology from September 2020 to October 2021. Dr. Cherrington also was President, Chief Executive Officer and director of Arch Oncology from October 2017 to September 2020, Revitope Oncology, Inc. from September 2015 to April 2017, Zenith Epigenetics from 2014 to 2015, and Pathway Therapeutics from 2009 to 2013. In addition, she previously served as President and Executive Vice President, Research and Development at Phenomix Corporation. Earlier in her career, Dr. Cherrington was Vice President of Preclinical and Clinical Research at SUGEN, a Pharmacia/Pfizer company. She began her career at Gilead Sciences, where she held positions of increasing responsibility. Dr. Cherrington holds a B.S. in Biology and an M.S. in Microbiology from the University of California, Davis, and completed her Ph.D. training in Microbiology and Immunology at the University of Minnesota and Stanford University. She completed a postdoctoral fellowship at the University of California, San Francisco.

Dr. Sandler currently serves as Executive Vice President, Chief Medical Officer of Mirati Therapeutics, a Bristol Myers Squibb company, which he joined in November 2022. Prior to joining Mirati Therapeutics, he was the President, Head of Global Development, Oncology at Zai Lab Limited, a biopharmaceutical company, from December 2020 to October 2022, and the Senior Vice President and Global Head of Product Development, Oncology at Genentech, a biotechnology company and member of the Roche Group, from July 2013 to November 2020. During his tenure at Genentech/Roche, Dr. Sandler led the teams responsible for the global development and regulatory approval of innovative medicines. Prior to joining Genentech/Roche, he served as Professor and Chief of Hematology/Oncology at Oregon Health and Science University and he served on the faculties of the medical schools of Indiana University and Vanderbilt University. Dr. Sandler holds an M.D. degree from Rush Medical College and completed his training in internal medicine and a fellowship in medical oncology at Yale-New Haven Medical Center.

Each of Dr. Cherrington and Dr. Sandler was awarded an initial option grant for the purchase of 55,000 shares of the Company’s common stock upon election to the Board. The exercise price per share for each option was $4.41. Each option will vest in equal monthly installments over a period of 36 months from the date of the grant, except that in the event of a change of control of the Company or death, the applicable option will accelerate and become immediately exercisable. Each of Dr. Cherrington and Dr. Sandler will also receive a $40,000 annual retainer for their respective service on the Board. Each of Dr. Cherrington and Dr. Sandler will be eligible to receive an annual equity award upon the conclusion of each annual meeting of stockholders, beginning in 2024. Each annual option will vest in full on the one-year anniversary of the grant date, except that in the event of a change of control of the Company or death, the applicable option will accelerate and become immediately exercisable.

Each of Dr. Cherrington and Dr. Sandler has entered into an indemnity agreement with the Company in the form entered into with the Company’s other directors and executive officers, which was filed as Exhibit 10.1 to the Form S-1/A filed by the Company with the SEC on June 21, 2021. There are no arrangements or understandings between Dr. Cherrington or Dr. Sandler and any other person pursuant to which Dr. Cherrington or Dr. Sandler, respectively, was elected as a director, and neither Dr. Cherrington nor Dr. Sandler, nor any of their respective immediate family members, is a party, either directly or indirectly, to any transaction that would be required to be reported under Item 404(a) of Regulation S-K.

Amendment to Loan and Security Agreement

On March 1, 2024, the Company entered into an amendment to that certain Loan and Security Agreement dated July 27, 2022 (such amendment, the “Loan Agreement Amendment,” and such original agreement, the “Original Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. Pursuant to the Loan Agreement Amendment: (i) the amortization date of the term loans provided under the Original Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) the Company issued the Amendment Warrant (as defined below); (iii) upon the Lenders’ election to convert any portion of the principal amount of the term loans then outstanding, up to $3.25 million in principal amount, into shares of the Company’s common stock (“Common Stock”) as permitted by the Original Loan Agreement, designated holders will also receive a warrant to purchase an equal number of shares of Common Stock, subject to customary beneficial ownership limitations; and (iv) the Company paid an amendment fee of $150,000. All other representations and warranties, events of defaults, covenants and security interests in the Original Loan Agreement remain intact.

In connection with entering into the Original Loan Agreement, the Company previously issued to K2 HealthVentures Equity Trust LLC (the “K2HV Holder”) a warrant to purchase 339,725 shares of Common Stock, with an exercise price per warrant of $1.3246, expiring July 27, 2032. In connection with the Loan Agreement Amendment, the Company issued to the K2HV Holder an additional warrant to purchase 55,249 shares of Common Stock, with an exercise price per warrant of $2.7150, expiring March 1, 2034 (the “Amendment Warrant”).

The above descriptions of the Loan Agreement Amendment and the Amendment Warrant are only a summary of the material terms of the Loan Agreement Amendment and the Amendment Warrant, each of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in the sections captioned “Corporate Governance,” “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports,” as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates (the “Proxy Statement”), which information is incorporated herein by reference.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Restated Certificate of Incorporation, as amended.					X

3.2	Amended and Restated Bylaws.	8-K	001-40523	3.1	March 3, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-256787	4.1	June 21, 2021

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40523	4.2	March 3, 2022

4.3	Amended and Restated Investors’ Rights Agreement, dated November 10, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256787	4.2	June 4, 2021

4.4†	Warrant to Purchase Common Stock, issued July 27, 2022, to K2 HealthVentures Equity Trust LLC.	10-Q	001-40523	4.1	November 3, 2022

4.5	Form of Common Stock Purchase Warrant.	8-K	001-40523	4.1	June 9, 2023

4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40523	4.2	June 9, 2023

10.1#	Form of Indemnity Agreement.	S-1/A	333-256787	10.1	June 21, 2021

10.2#	2019 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-256787	10.2	June 4, 2021

10.3#	2021 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-256787	10.3	June 21, 2021

10.4#	2021 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-256787	10.4	June 21, 2021

10.5†	Asset Purchase Agreement dated May 28, 2019, by and between the Registrant and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.5	June 4, 2021

10.6†	Amended and Restated Collaboration Agreement dated January 24, 2007, between Dyax Corp. and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.6	June 4, 2021

10.7†	Commercial License Agreement dated June 4, 2008, between Selexis SA and Merrimack Pharmaceuticals, Inc.	S-1	333-256787	10.7	June 4, 2021

10.8#	Employment Agreement dated July 12, 2023, by and between the Registrant and Joseph J. Ferra, Jr.	10-Q	001-40523	10.1	November 2, 2023

10.9#	Offer Letter dated March 16, 2022, by and between the Registrant and David Dornan.	10-K	001-40523	10.10	March 9, 2023

10.10#	Employment Agreement dated July 12, 2023, by and between the Registrant and Tammy Furlong.	10-Q	001-40523	10.2	November 2, 2023

10.11#	Employment Agreement dated February 5, 2021, by and between the Registrant and Valerie Malyvanh Jansen, as amended.	10-K	001-40523	10.11	March 3, 2022

10.12#	Form of Change in Control and Severance Agreement	8-K	001-40523	99.1	August 6, 2021

10.13†	Loan and Security Agreement, dated July 27, 2022, by and among the Registrant, the lenders, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent	10-Q	001-40523	10.1	November 3, 2022

10.14†	License Agreement, dated July 27, 2022, by and between the Registrant and CSPC Megalith Biopharmaceutical Co., Ltd.	10-Q	001-40523	10.2	November 3, 2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

ELEVATION ONCOLOGY, INC.

Date: March 6, 2024	By:	/s/ Joseph J. Ferra, Jr.
Joseph J. Ferra, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Joseph J. Ferra, Jr.	President, Chief Executive Officer and Director
Joseph J. Ferra, Jr.	(Principal Executive Officer)

/s/ Tammy Furlong	Chief Financial Officer
Tammy Furlong	(Principal Financial and Accounting Officer)

/s/ Steven A. Elms	Chairman of the Board
Steven A. Elms

/s/ R. Michael Carruthers	Director
R. Michael Carruthers

/s/ Julie M. Cherrington, Ph.D.	Director
Julie M. Cherrington, Ph.D.

/s/ Timothy P. Clackson, Ph.D.	Director
Timothy P. Clackson, Ph.D.

/s/ Lori Hu	Director
Lori Hu

/s/ Darcy Mootz, Ph.D.	Director
Darcy Mootz, Ph.D.

/s/ Alan B. Sandler, M.D.	Director
Alan B. Sandler, M.D.