Form 10-Q
period 2024-03-31
Elevation Oncology, Inc.
filed 2024-05-02
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, there were 54,638,262 shares of the registrant’s common stock outstanding.

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

The forward-looking statements made in this filing relate only to events or information as of the date on which the statements are made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations, except as required by law. We intend for the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$90,630	$49,255
Marketable securities, available for sale	13,421	33,852
Prepaid expenses and other current assets	3,836	4,857
Total current assets	107,887	87,964
Property and equipment, net	49	59
Other non-current assets	1,025	1,068
Total assets	$108,961	$89,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$435	$507
Accrued expenses	1,899	3,638
Total current liabilities	2,334	4,145
Non-current liabilities:
Long-term debt, net of discount	30,809	30,137
Total liabilities	33,143	34,282

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 51,732,292 and 42,470,264 shares issued as of March 31, 2024 and December 31, 2023, respectively; 51,679,383 and 42,422,531 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	282,575	250,825
Accumulated other comprehensive income (loss)	—	9
Treasury stock, 52,909 and 47,733 shares as of March 31, 2024 and December 31, 2023, respectively; at cost	(85)	(59)
Accumulated deficit	(206,677)	(195,970)
Total stockholders’ equity	75,818	54,809
Total liabilities and stockholders’ equity	$108,961	$89,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$6,011	$7,292
General and administrative	3,858	4,346
Restructuring charges	—	5,107
Total operating expenses	9,869	16,745
Loss from operations	(9,869)	(16,745)
Other income (expense):
Interest income (expense), net	115	(309)
Loss on extinguishment of debt	(942)	—
Total other income (expense), net	(827)	(309)
Loss before income taxes	(10,696)	(17,054)
Income tax expense	11	5
Net loss	$(10,707)	$(17,059)
Net loss per share, basic and diluted	$(0.23)	$(0.72)
Weighted average common shares outstanding, basic and diluted	47,371,882	23,618,559

Comprehensive loss:
Net loss	$(10,707)	$(17,059)
Other comprehensive income (loss) :
Unrealized gain (loss) on marketable securities	(9)	110
Total other comprehensive income (loss)	(9)	110
Total comprehensive loss	$(10,716)	$(16,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,422,531	$4	$250,825	$(59)	$9	$(195,970)	$54,809
Issuance of common stock upon at-the-market offering, net of issuance costs	8,666,416	1	29,655	—	—	—	29,656
Issuance of common stock upon stock option exercises	362,947	—	482	—	—	—	482
Issuance of common stock upon exercise of common warrants	200,000	—	450	—	—	—	450
Issuance of warrants upon amendment of debt facility	—	—	261	—	—	—	261
Vesting of restricted stock units, net of withholding	27,489	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	902	—	—	—	902
Unrealized loss on marketable securities	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(10,707)	(10,707)
Balance at March 31, 2024	51,679,383	$5	$282,575	$(85)	$—	$(206,677)	$75,818

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock upon stock option exercises	462,073	—	228	—	—	—	228
Vesting of restricted stock units, net of withholding	7,789	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,464	—	—	—	1,464
Unrealized gain on marketable securities	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	(17,059)	(17,059)
Balance at March 31, 2023	23,786,337	$2	$201,185	$(47)	$(51)	$(167,325)	$33,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(10,707)	$(17,059)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	902	1,464
Non-cash interest expense	161	165
Amortization of premium and interest on marketable securities	(278)	(153)
Depreciation expense	10	10
Loss on extinguishment of debt	942	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,226	901
Accounts payable	(72)	(2,320)
Accrued expenses	(1,759)	161
Net cash used in operating activities	(9,575)	(16,831)
Investing activities
Proceeds from sales and maturities of marketable securities	20,700	26,600
Net cash provided by investing activities	20,700	26,600
Financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	29,656	—
Proceeds from issuance of common stock upon stock option exercises	320	228
Proceeds from issuance of common stock upon exercise of common warrants	450	—
Common stock repurchase	(26)	(12)
Payment of debt extinguishment costs	(150)	—
Net cash provided by financing activities	30,250	216
Increase in cash and cash equivalents	41,375	9,985
Cash and cash equivalents, beginning of period	49,255	45,917
Cash and cash equivalents, end of period	$90,630	$55,902
Supplemental disclosure of cash flow information
Cash paid for interest	$887	$532
Unsettled stock option exercise proceeds in prepaid expenses and other assets	$162	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company”), which was formerly known as 14ner Oncology, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is leveraging its antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3. The Company‘s lead candidate, EO-3021, is a potential best-in-class ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 trial  in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2 including gastric, gastroesophageal junction, pancreatic or esophageal cancers. In addition to its monotherapy approach, the Company plans to evaluate EO-3021 in combination with both immunotherapy and targeted agents. Additionally, the Company expects to nominate a development candidate for its second program, a HER3-targeting ADC for the treatment of patients with solid tumors that overexpress HER3.

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

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. The Company incurred net losses of $10.7 million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $206.7 million and cash, cash equivalents, and marketable securities totaling $104.1 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Elevation Oncology Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated interim financial statements have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2023 condensed consolidated balance sheet was derived from the December 31, 2023 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2024.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accruals for research and development expenses, the valuation of common stock and the assumptions used in the valuation of share-based compensation awards. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents consisted of money market funds. The Company places its cash with high-credit-quality financial institutions domiciled in the United States.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the condensed consolidated statements of operations. Unamortized deferred financing costs are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three months ended March 31, 2024 and 2023, the Company had one and two vendor(s) that accounted for approximately 65% and 57% of its research and development expense, respectively. As of March 31, 2024 and December 31, 2023, the Company had two vendors that accounted for approximately 26% and 39% of total accounts payable, respectively.

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

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the three months ended March 31, 2024 and 2023.

Comprehensive Income (Loss)

The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of March 31, 2024 and 2023, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the three months ended March 31, 2024 and 2023 were less than $0.1 million.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$81,441	$—	$—	$81,441
Total	$81,441	$—	$—	$81,441

Marketable Securities
Corporate debt securities	$—	$1,389	$—	$1,389
Commercial paper	—	4,567	—	4,567
U.S. Government debt securities	—	7,465	—	7,465
Total	$—	$13,421	$—	$13,421

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$45,287	$—	$—	$45,287
Total	$45,287	$—	$—	$45,287

Marketable Securities
Corporate debt securities	$—	$4,571	$—	$4,571
Commercial paper	—	12,442	—	12,442
U.S. Government debt securities	—	16,839	—	16,839
Total	$—	$33,852	$—	$33,852

There were no transfers into or out of Level 3 during the three months ended March 31, 2024 or 2023.

4. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	As of March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$1,388	$1	$—	$1,389
Commercial paper	4,568	—	(1)	4,567
U.S. Government debt securities	7,465	—	—	7,465
Total	$13,421	$1	$(1)	$13,421

	As of December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$4,569	$3	$(1)	$4,571
Commercial paper	12,444	—	(2)	12,442
U.S. Government debt securities	16,830	9	—	16,839
Total	$33,843	$12	$(3)	$33,852

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation	$629	$2,393
Accrued preclinical and clinical trial costs	499	756
Accrued professional services	189	17
Accrued consulting	178	68
Accrued restructuring charges	—	3
Accrued other	404	401
Total accrued expenses	$1,899	$3,638

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

All restructuring charges have been paid as of March 31, 2024.

7. Debt

K2 HealthVentures Loan and Security Agreement

In July 2022, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon the Company’s request before March 1, 2025, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase shares of common stock (see Note 8), which was an incremental cost to the Loan Agreement; thus, the allocated fair value of the warrant was recorded as part of the debt issuance cost.

In March 2024, the Company entered into an amendment to the Loan Agreement with K2HV (the “Loan Agreement Amendment”), pursuant to which: (i) the amortization date of the Term Loan provided under the Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) the Company issued to K2HV an additional warrant to purchase shares of common stock (the "Amendment Warrant") (see Note 8); (iii) upon the Lenders’ Conversion Election (as defined below), designated holders will also receive the Conversion Warrant (as defined below); and (iv) the Company paid an amendment fee of $0.2 million.

The Term Loan will mature on August 1, 2026, with interest-only payments until June 1, 2026, and thereafter interest and principal payments for the remaining three months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement Amendment, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the Term Loan made pursuant to the Loan Agreement Amendment. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment premium as follows: 3% of the loan amounts prepaid if such prepayment occurs in the first year after funding; 2% if such prepayment occurs in the second year after funding; 1% if such prepayment occurs in the third year after funding; and 0% thereafter.

The Lenders may elect at any time following the closing and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the Term Loan then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share, and a warrant to purchase an equal number of shares of the Company’s common stock (the “Conversion Warrant”), at a conversion price of $2.25, subject to customary 19.99% Nasdaq beneficial ownership limitations (the “Conversion Election”). The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

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

The Company analyzed the Loan Agreement Amendment under Accounting Standards Codification (“ASC”) 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, debt instruments are considered to be substantially different if a modification or an exchange affects the terms of a conversion option, from which the change in the fair value of the conversion option is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange. Since the change of the fair value of the conversion option exceeded 10% upon the execution of Loan Agreement Amendment, the Company determined the modification to be substantive, and extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded $0.9 million as loss on extinguishment of debt, which represents unamortized debt issuance costs of the original loan as of the amendment date (including the unamortized allocated fair value of the warrant issued to K2HV in connection with entering into the Loan Agreement), new lender fees, and the fair value of the Amendment Warrant upon issuance.

As of March 31, 2024, the effective interest rate is 12.76% for the first tranche of the Term Loan.

The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows (in thousands):

	March 31, 2024	December 31, 2023
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	809	686
Less: unamortized debt discount, long-term	—	(549)
Long-term debt, net of discount	$30,809	$30,137

The Company’s total interest expenses were $1.0 million for the three months ended March 31, 2024 and 2023, respectively. The following summarizes the components of total interest expense (in thousands):

	Three months ended March 31,
	2024	2023

Interest paid or accrued	$887	$816
Non-cash amortization of debt discount (including warrants)	38	50
Non-cash accrued back-end fee	123	115
	$1,048	$981

Scheduled future principal payments on total outstanding debt, as of March 31, 2024, are as follows (in thousands):

Year Ending December 31,
2024 (remainder of the year)	$—
2025	—
2026	30,000
$30,000

8. K2 Warrant and Amendment Warrant

In connection with the Loan Agreement (see Note 7), the Company issued a warrant to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “K2 Warrant”). In connection with the Loan Agreement Amendment executed March 2024 (See Note 7), the Company issued an additional warrant to purchase 55,249 shares of the Company’s common stock, with an exercise price per warrant of $2.7150 (the “Amendment Warrant”). Additionally, pursuant to the Conversion Election, the Lenders may receive the Conversion Warrant (see Note 7). K2HV may from time to time exercise the K2 Warrant, Amendment Warrant, or Conversion Warrant (after the Conversion Election), in whole or in part, by delivering to the Company the original copy of the respective warrant, together with a duly executed notice of exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the K2 Warrant, Amendment Warrant, and Conversion Warrant (after the Conversion Election).

All 394,974 shares subject to the K2 Warrant and Amendment Warrant are outstanding as of March 31, 2024.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
K2 Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032
Amendment Warrant	55,249	March 1, 2024	2.7150	March 1, 2034

The allocated fair value upon issuance of the K2 Warrant and Amendment Warrant was estimated to be approximately $0.4 million and $0.3 million, respectively, and was recorded as additional paid-in capital on the Company’s condensed consolidated balance sheets. The fair value of the K2 Warrant and Amendment Warrant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	K2 Warrant	Amendment Warrant
Stock price	$1.41	$5.01
Strike price	$1.32	$2.72
Volatility (annual)	75.30%	105.00%
Risk-free rate	2.74%	4.10%
Estimated time to expiration (years)	10	10
Dividend yield	—%	—%

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of March 31, 2024 and December 31, 2023, respectively.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of March 31, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “ATM Shares”) at market prices (the “ATM Facility”). The Company will pay Cowen a commission of up to 3% of the gross proceeds of any sales of the ATM Shares pursuant to the Sales Agreement.

In the three months ended March 31, 2024, the Company sold 8,666,416 ATM Shares pursuant to the Sales Agreement, with net proceeds of approximately $29.7 million after deducting $0.9 million of issuance costs.

June 2023 Public Offering

On June 8, 2023, the Company entered into an Underwriting Agreement (the “Purchase Agreement”) with SVB Securities LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 17,810,000 shares of its common stock, par value $0.0001 per share (each a “Share” and collectively the “Shares”), pre-funded warrants to purchase 4,440,000 shares of its common stock (the “Pre-Funded Warrants”) and common stock warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase 22,250,000 shares of its common stock to the Underwriters. Each full share was sold together with one Common Warrant at the public offering price of $2.25 per share, less underwriting discounts and commissions. Each full Pre-Funded Warrant was sold together with one Common Warrant at a public offering price of $2.2499 per Pre-Funded Warrant, which represents the per Share and Common Warrant public offering price less a $0.0001 per share exercise price for each such Pre-Funded Warrant.

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

As of March 31, 2024, 200,000 shares of common stock have been exercised in connection with the Common Warrants. No shares of common stock have been exercised in connection with the Pre-Funded Warrants.

The following is a summary of warrants outstanding pursuant to the purchase agreement as of March 31, 2024:

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Common Warrants	22,050,000	June 13, 2023	$2.2500	June 13, 2028
Pre-Funded Warrants	4,440,000	June 13, 2023	$0.0001	None

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

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Research and development	$233	$449
General and administrative	669	1,015
Stock-based compensation expense included in operating expenses	$902	$1,464

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s Board in any particular year. As such, 2,121,127 shares were added to the 2021 Plan in January 2024. As of March 31, 2024, 1,066,203 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 424,225 shares were added to the ESPP in January 2024. As of March 31, 2024, no offering periods have commenced, and 1,117,631 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2024:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Granted	2,002,950	$2.86
Exercised	(362,947)	$1.33
Cancelled	(70,964)	$2.32
Outstanding at March 31, 2024	5,747,233	$3.05	8.74	$15,641
Vested at March 31, 2024	2,030,376	$3.77	7.55	$5,209
Vested and expected to vest at March 31, 2024	5,747,233	$3.05	8.74	$15,641

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,101,316	$1.06
Exercised	(462,073)	$0.49
Cancelled	(893,071)	$2.64
Outstanding at March 31, 2023	5,154,446	$2.87	7.63	$2,819
Vested at March 31, 2023	2,569,967	$2.42	4.17	$1,092
Vested and expected to vest at March 31, 2023	5,154,446	$2.87	7.63	$2,819

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $1.92 and $0.62 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2024	2023
Risk-free interest rate	4.07 - 4.27%	3.67 - 4.24%
Volatility	72 - 73%	73 - 74%
Dividend yield	0.00%	0.00%
Expected term (years)	5-6	2-6

The fair value of options that vested during the three months ended March 31, 2024 and 2023 was $5.1 million and $4.0 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.7 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $6.5 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As of March 31, 2023, all the shares issued as a result of early exercise were fully vested. The Company has no such liabilities from the early exercise in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. The Company recorded no stock-based compensation expense associated with restricted common stock during the three months ended March 31, 2024 and 2023.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2023	155,797	$8.25
Granted	437,025	$2.77
Vested	(32,665)	$6.76
Cancelled	(13,700)	$2.28
Unvested at March 31, 2024	546,457	$4.11

The Company recorded stock-based compensation expense of $0.2 million for the three months ended March 31, 2024 and 2023, related to RSUs. As of March 31, 2024, the total unrecognized expense related to all RSUs was $2.4 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of March 31, 2024, the Company withheld 52,909 shares, which are held in Treasury Stock, for $0.1 million.

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

●	Ligand Pharmaceuticals—The Company assumed all rights and obligations provided for under the amended commercial license agreement executed between Selexis SA (“Selexis”) and the previous sponsor (the “Selexis Agreement”). Pursuant to the Selexis Agreement, the Company received non-exclusive rights to technology for use in the manufacture of seribantumab and may be required to make milestone payments of up to approximately €900, per licensed product, if certain development and regulatory milestones are achieved. Additionally, Selexis may have the right to obtain a royalty of the greater of €0.2 million annually and less than one percent on net sales of seribantumab. The obligation to pay royalties with respect to each product sold in a country continues until the expiration of the patent rights covering the product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company also has the right to terminate the agreement at any time upon 60 days’ prior written notice. In November 2021, the Selexis agreement was assigned to Ligand Pharmaceuticals Incorporated.
●	National Institute of Health—The Company assumed certain obligations provided for under the amended commercial license agreement executed between the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services (the “NIH”) and the previous sponsor (the “NIH Agreement”). If certain development and regulatory milestones are achieved, the Company may be obligated to pay NIH milestone payments of up to approximately $0.4 million per licensed product.

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of March 31, 2024 and December 31, 2022, and concluded no such payments were required.

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of March 31, 2024.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended
	March 31,
	2024	2023
Net loss	$(10,707)	$(17,059)
Weighted average common stock outstanding, basic and diluted	47,371,882	23,618,559
Net loss per share, basic and diluted	$(0.23)	$(0.72)

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

	March 31,
	2024	2023
Outstanding Stock Options	5,747,233	5,154,446
Unvested RSUs	546,457	209,085
K2 Warrant and Amendment Warrant	394,974	339,725
Common Warrants	22,050,000	—
Pre-funded Warrants	4,440,000	—
Conversion Warrant	1,444,444	—
Convertible Debt (as-converted to common stock)	1,444,444	1,444,444
	36,067,552	7,147,700

14. Subsequent Events

At-the-Market Offering

In April 2024, the Company sold 2,958,879 ATM Shares pursuant to the Sales Agreement, with net proceeds of approximately $14.5 million after deducting $0.5 million of issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are leveraging our antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3.

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2, including gastric, gastroesophageal junction, pancreatic or esophageal cancers. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. We plan to announce initial safety and efficacy data from our ongoing Phase 1 trial by mid-third quarter of 2024, with additional data expected in the first half of 2025. In addition to our monotherapy approach, we plan to evaluate EO-3021 in combination with both immunotherapy and targeted agents, with further details on our planned Phase 1 combination study expected to be shared in the first half of 2024. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

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

Our second program is an ADC designed to target HER3, which is overexpressed across solid tumors and often associated with poor outcomes. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in the second half of 2024.

In the three months ended March 31, 2024, we sold 8,666,416 shares of common stock pursuant to our Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under our at-the-market offering facility (the “ATM Facility”), with net proceeds of approximately $29.7 million after deducting issuance costs. In April 2024, we sold 2,958,879 shares of our common stock pursuant to the Sales Agreement, with net proceeds of approximately $14.5 million after deducting issuance costs.

In July 2022, we entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (together with its affiliates, “K2HV”, and together with any other lender from time to time party thereto, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded at closing and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

In March 2024, we entered into an amendment to the Loan Agreement with K2HV (the “Loan Agreement Amendment”), pursuant to which: (i) the amortization date of the Term Loan provided under the Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) we issued to K2HV an additional warrant to purchase shares of common stock (the “Amendment Warrant”); (iii) upon the Lenders’ election to convert any portion of the principal amount of the Term Loan then outstanding, up to $3.25 million in principal amount, into shares of our common stock, as permitted by the Loan

Agreement, designated holders will also receive a warrant to purchase an equal number of shares of our common stock, subject to customary beneficial ownership limitations; and (iv) we paid an amendment fee of $0.2 million.

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

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.7 million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $206.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $104.1 million as of March 31, 2024, together with the approximately $14.5 million in net proceeds raised under our ATM Facility in April 2024, will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended
	March 31,
	2024	2023

EO-3021	$2,758	$627
Seribantumab	1,066	3,317
Unallocated and other research and development expenses	143	720
Unallocated personnel costs (including stock-based compensation)	2,044	2,628
Total research and development expenses	$6,011	$7,292

The successful development and commercialization of EO-3021 or our other product candidates is highly uncertain. The success of EO-3021 or any other product candidate will depend on several factors, including the following:

●	successful completion of preclinical studies and timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and other regulatory agencies;
●	acceptance of an IND and a Biologics License Application (“BLA”) by the FDA or other similar clinical trial applications by foreign regulatory authorities for clinical trials for our product candidates;
●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion or complementary diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;

●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, and protecting and enforcing our rights in our intellectual property portfolio;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of any products following regulatory approval.

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

Loss on Extinguishment of Debt

The loss on extinguishment of debt pertains to the write-off of unamortized debt issuance costs, new lender fees, and fair value of amendment warrants issued related to the amendment of the K2HV Loan Agreement.

Restructuring Charges

The restructuring charges totaling $5.1 million in the first quarter of 2023 relate to costs incurred in respect of the reprioritization and realignment of resources, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Results of Operations

Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$6,011	$7,292	$(1,281)
General and administrative	3,858	4,346	(488)
Restructuring charges	—	5,107	(5,107)
Total operating expenses	9,869	16,745	(6,876)
Loss from operations	(9,869)	(16,745)	6,876
Other income (expense):
Interest income (expense), net	115	(309)	424
Loss on extinguishment of debt	(942)	—	(942)
Other income (expense), net	(827)	(309)	(518)
Loss before income taxes	(10,696)	(17,054)	6,358
Income tax expense	11	5	6
Net loss	$(10,707)	$(17,059)	$6,352

Research and Development Expenses

Research and development expenses were $6.0 million during the three months ended March 31, 2024, compared to $7.3 million during the three months ended March 31, 2023. The decrease of $1.3 million was primarily due to a $2.4 million decrease in manufacturing, preclinical and medical affairs expenses, and a $0.6 million decrease in personnel costs, including stock-based compensation. This is partially offset by an increase of $1.7 million in clinical costs due to the Company’s investment in the lead product candidate, EO-3021.

General and Administrative Expenses

General and administrative expenses were $3.9 million during the three months ended March 31, 2024, compared to $4.3 million during the three months ended March 31, 2023. The decrease of $0.4 million was mainly due to a decrease of $0.2 million in personnel costs, including stock-based compensation, and a decrease of $0.2 million in administrative costs, including directors’ and officers’ insurance.

Restructuring Charges

Restructuring charges were $5.1 million during the three months ended March 31, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare, and related benefits. No such charges were incurred during the three months ended March 31, 2024.

Other Income (Expense), Net

Other income (expense), net, consisted of $0.8 million of net expense during the three months ended March 31, 2024, compared to $0.3 million of net expense for the three months ended March 31, 2023.

Interest Income

Interest income of $1.2 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense of $1.0 million during the three months ended March 31, 2024 and 2023, consisted primarily of cash and non-cash interest related to the debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.9 million during the three months ended March 31, 2024 consisted of expenses incurred in conjunction with the amendment to a debt facility determined to be an extinguishment.

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

In the three months ended March 31, 2024, we sold 8,666,416 shares of common stock pursuant to the Sales Agreement, for net proceeds of $29.7 million, after deducting issuance costs.

In April 2024, we sold 2,958,879 shares of common stock pursuant to the Sales Agreement, for net proceeds of approximately $14.5 million, after deducting issuance costs.

Through March 31, 2024, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $104.1 million, which, together with the $14.5 million in net proceeds raised under our ATM Facility in April 2024, we believe will enable us to meet our anticipated capital requirements into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Statement of cash flows data:
Cash used in operating activities	$(9,575)	$(16,831)
Cash provided by investing activities	20,700	26,600
Cash provided by financing activities	30,250	216
Net increase in cash and cash equivalents	$41,375	$9,985

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $9.6 million, which consisted primarily of our net loss of $10.7 million and $0.6 million of cash used in changes in our operating assets and liabilities, partially offset by adjustments of $1.7 million for non-cash expenses. Non-cash expenses are related to $0.9 million of stock-based compensation, $0.9 million of fees related to amending our debt facility, $0.1 million of non-cash interest, partially offset by $0.2 million of amortization of premium and interest on marketable securities. Changes in our operating assets and liabilities consisted of decreases of $1.8 million in accounts payable and accrued expenses partially offset by a decrease of $1.2 million in prepaid expenses and other assets.

During the three months ended March 31, 2023, cash used in operating activities was $16.8 million, which consisted primarily of our net loss of $17.1 million and $1.3 million cash used in changes in our operating assets and liabilities, partially offset by adjustments for non-cash expenses of $1.5 million of stock-based compensation. Changes in our operating assets and liabilities consisted primarily of a decrease of $2.3 million in accounts payable, partially offset by a decrease of $0.9 million in prepaid expenses and other assets and an increase of $0.1 million in accrued expenses.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities consisted of $20.7 million of cash from proceeds from maturities of marketable securities.

During the three months ended March 31, 2023, net cash provided in investing activities consisted of $26.6 million of cash from proceeds from sales and maturities of marketable securities.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $30.3 million and consisted primarily of $29.7 million of proceeds from issuance of common stock upon at-the-market offerings, $0.5 million of proceeds from issuance of common stock upon exercise of common warrants, and $0.3 million of proceeds from stock option exercises. This is partially offset by a $0.2 million payment of debt extinguishment costs.

During the three months ended March 31, 2023, net cash provided by financing activities was $0.2 million consisting of proceeds from stock option exercises.

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

We believe our cash, cash equivalents and marketable securities of $104.1 million as of March 31, 2024, together with the approximately $14.5 million in net proceeds raised under our ATM Facility in April 2024, will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

In May 2019, we entered into the Asset Purchase Agreement with the previous sponsor, pursuant to which we acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab. If we are successful in finding a partner to develop and commercialize seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the Asset Purchase Agreement. Additionally, in conjunction with the Asset Purchase Agreement, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 11 to the accompanying unaudited condensed consolidated financial statements for additional information about these collaboration and license agreements, including with respect to potential payments thereunder.

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

In March 2024, we entered into the Loan Agreement Amendment with K2HV, pursuant to which: (i) the amortization date of the Term Loan provided under the Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) we issued to K2HV an additional warrant to purchase shares of common stock; (iii) upon the Lenders’ election to convert any portion of the principal amount of the Term Loan then outstanding, up to $3.25 million in principal amount, into shares of our common stock, as permitted by the Loan Agreement, designated holders will also receive a warrant to purchase an equal number of shares of our common stock, subject to customary beneficial ownership limitations; and (iv) we paid an amendment fee of $0.2 million.

The Term Loan will mature on August 1, 2026, with interest-only payments until June 1, 2026, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. See Note 7 to the accompanying unaudited condensed consolidated financial statements for additional information about the Loan Agreement.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the SEC on March 6, 2024 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2024, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $104.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our lead product candidate, EO-3021. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-3021 or any other product candidate.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.
●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.

●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for our product candidates or any future product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates, some of which are based in China, and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We expect to significantly expand our development and regulatory capabilities as we grow our company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended March 31, 2024 and 2023, we had a net loss of $10.7 million and $17.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $206.7 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under a debt facility. As of March 31, 2024, our cash, cash equivalents and marketable securities were $104.1 million.

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

We believe our cash, cash equivalents and marketable securities of $104.1 million as of March 31, 2024, together with the approximately $14.5 million in net proceeds raised under our ATM facility in April 2024, will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates, some of which are based in China, and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties, including manufacturers based in China, for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. Subject to certain exceptions, we are required to acquire our clinical and commercial supply of EO-3021 primarily from CSPC in China. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

With rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased costs as a result of international transportation of supplies, as well as the costs of materials and products imported into the United States, particularly if these measures occur in regions where we source our product candidates, components or raw materials, such as China. Tariffs, trade restrictions, sanctions, export controls or other restrictive actions imposed by the United States or other countries, including as a result of geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation of ongoing regional military conflicts, could increase the prices of our and our partners’ products and product candidates, affect our and our partners’ ability to commercialize such products and product candidates, or create adverse tax consequences in the United States or other countries. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs, trade restrictions, sanctions, export controls or other restrictive actions by the United States or other countries could materially adversely affect our results of operations and financial condition.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (AZD0901/CMG901), Innovent Biologics (IBI343), LaNova Medicines (LM-

302), Merck (MK1200/SKB315), Merck KGaA/Jiangsu Hengrui Pharmaceuticals (SHR-A1904), RemeGen (RC118), Shanghai Junshi Bioscience (JS107) and TORL Biotherapeutics (CLDN18.2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma, Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this filing and the following:

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

None.

(b)	Use of Proceeds from Public Offerings of Common Stock and Warrants

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

4.1†	Warrant to Purchase Common Stock, issued March 1, 2024, to K2 HealthVentures Equity Trust LLC.					X

10.1†	First Amendment to Loan and Security Agreement, dated March 1, 2024, by and among the Company, the lenders, and K2 HealthVentures LLC, as administrative agent.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†

The Company has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K and/or has omitted certain portions of this exhibit as permitted under Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 2, 2024

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)