Form 10-Q
period 2024-06-30
Elevation Oncology, Inc.
filed 2024-08-06
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 59,106,809 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$59,447	$49,255
Marketable securities, available for sale	51,402	33,852
Prepaid expenses and other current assets	2,720	4,857
Total current assets	113,569	87,964
Property and equipment, net	45	59
Other non-current assets	983	1,068
Total assets	$114,597	$89,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$344	$507
Accrued expenses	2,419	3,638
Total current liabilities	2,763	4,145
Non-current liabilities:
Long-term debt, net of discount	30,916	30,137
Total liabilities	33,679	34,282

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 54,712,132 and 42,470,264 shares issued as of June 30, 2024 and December 31, 2023, respectively; 54,654,495 and 42,422,531 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	298,178	250,825
Accumulated other comprehensive (loss) income	(26)	9
Treasury stock, 57,637 and 47,733 shares as of June 30, 2024 and December 31, 2023, respectively; at cost	(101)	(59)
Accumulated deficit	(217,138)	(195,970)
Total stockholders’ equity	80,918	54,809
Total liabilities and stockholders’ equity	$114,597	$89,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,551	$6,029	$12,562	$13,321
General and administrative	4,412	3,805	8,270	8,151
Restructuring charges	—	—	—	5,107
Total operating expenses	10,963	9,834	20,832	26,579
Loss from operations	(10,963)	(9,834)	(20,832)	(26,579)

Other income (expense):
Interest income (expense), net	513	(271)	628	(580)
Loss on extinguishment of debt	—	—	(942)	—
Total other income (expense), net	513	(271)	(314)	(580)
Loss before income taxes	(10,450)	(10,105)	(21,146)	(27,159)
Income tax expense	11	5	22	10
Net loss	$(10,461)	$(10,110)	$(21,168)	$(27,169)
Net loss per share, basic and diluted	$(0.18)	$(0.36)	$(0.38)	$(1.04)
Weighted average common shares outstanding, basic and diluted	59,018,340	28,405,046	55,415,111	26,025,025

Comprehensive loss:
Net loss	$(10,461)	$(10,110)	$(21,168)	$(27,169)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(26)	49	(35)	159
Total other comprehensive (loss) income	(26)	49	(35)	159
Total comprehensive loss	$(10,487)	$(10,061)	$(21,203)	$(27,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,422,531	$4	$250,825	$(59)	$9	$(195,970)	$54,809
Issuance of common stock upon at-the-market offering, net of issuance costs	11,625,295	1	44,206	—	—	—	44,207
Issuance of common stock upon stock option exercises	366,947	—	487	—	—	—	487
Issuance of common stock upon exercise of common warrants	200,000	—	450	—	—	—	450
Issuance of warrants upon amendment of debt facility	—	—	261	—	—	—	261
Vesting of restricted stock units, net of withholding	39,722	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	1,949	—	—	—	1,949
Unrealized loss on marketable securities	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(21,168)	(21,168)
Balance at June 30, 2024	54,654,495	$5	$298,178	$(101)	$(26)	$(217,138)	$80,918

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,239,899	—	1,466	—	—	—	1,466
Vesting of restricted stock units, net of withholding	15,578	—	—	(19)	—	—	(19)
Stock-based compensation	—	—	2,208	—	—	—	2,208
Unrealized gain on marketable securities	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(27,169)	(27,169)
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at March 31, 2024	51,679,383	$5	$282,575	$(85)	$—	$(206,677)	$75,818
Issuance of common stock upon at-the-market offering, net of issuance costs	2,958,879	—	14,551	—	—	—	14,551
Issuance of common stock upon stock option exercises	4,000	—	5	—	—	—	5
Vesting of restricted stock units, net of withholding	12,233	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	1,047	—	—	—	1,047
Unrealized loss on marketable securities	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	(10,461)	(10,461)
Balance at June 30, 2024	54,654,495	$5	$298,178	$(101)	$(26)	$(217,138)	$80,918

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at March 31, 2023	23,786,337	$2	$201,185	$(47)	$(51)	$(167,325)	$33,764
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	777,826	—	1,238	—	—	—	1,238
Vesting of restricted stock units, net of withholding	7,789	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	744	—	—	—	744
Unrealized gain on marketable securities	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(10,110)	(10,110)
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(21,168)	$(27,169)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	1,949	2,208
Non-cash interest expense	268	337
Amortization of premium and interest on marketable securities	(625)	(175)
Depreciation expense	14	20
Loss on extinguishment of debt	942	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,222	1,413
Accounts payable	(163)	(1,122)
Accrued expenses	(1,219)	(6,154)
Net cash used in operating activities	(17,780)	(30,642)
Investing activities
Purchase of marketable securities	(46,960)	—
Proceeds from sales and maturities of marketable securities	30,000	43,100
Net cash (used in) provided by investing activities	(16,960)	43,100
Financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	44,207	—
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs	—	46,503
Proceeds from issuance of common stock upon stock option exercises	487	1,466
Proceeds from issuance of common stock upon exercise of common warrants	450	—
Common stock repurchase	(42)	(19)
Payment of debt extinguishment costs	(170)	—
Net cash provided by financing activities	44,932	47,950
Increase in cash and cash equivalents	10,192	60,408
Cash and cash equivalents, beginning of period	49,255	45,917
Cash and cash equivalents, end of period	$59,447	$106,325
Supplemental disclosure of cash flow information
Cash paid for interest	$1,784	$1,392
Supplemental disclosure of non-cash financing activities
Offering costs in accounts payable and accrued expenses	$—	$390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company”), which was formerly known as 14ner Oncology, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is leveraging its antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3. The Company‘s lead candidate, EO-3021, is a potential best-in-class ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2 including gastric, gastroesophageal junction, pancreatic or esophageal cancers. In addition to its monotherapy approach, the Company plans to expand its ongoing Phase 1 clinical trial to evaluate EO-3021 in combination with ramucirumab, a VEGFR2 inhibitor, and dostarlimab, a PD-1 inhibitor. Additionally, the Company expects to nominate a development candidate for its second program, a HER3-targeting ADC for the treatment of patients with solid tumors that overexpress HER3.

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

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. The Company incurred net losses of $10.5 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively, and $21.2 million and $27.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $217.1 million and cash, cash equivalents, and marketable securities totaling $110.8 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accruals for research and development expenses and the assumptions used in the valuation of share-based compensation awards. Changes in estimates are recorded in the period in which they become known. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and, given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds, U.S. government debt securities, and corporate debt securities. The Company places its cash with high-credit-quality financial institutions domiciled in the United States, which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three months ended June 30, 2024 and 2023, the Company had one and two vendor(s) that accounted for approximately 65% and 67% of its research and development expense, respectively. During the six months ended June 30, 2024 and 2023, the Company had one and two vendor(s) that accounted for approximately 65% and 62% of its research and development expense, respectively. As of June 30, 2024 and December 31, 2023, the Company had four and two vendors that accounted for approximately 72% and 39% of total accounts payable, respectively.

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

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the six months ended June 30, 2024 and 2023.

Comprehensive Income (Loss)

The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of June 30, 2024 and 2023, the Company has determined that these expenses have not met the criteria to be capitalized.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$39,499	$—	$—	$39,499
U.S. Government debt securities	—	2,370	—	2,370
Corporate debt securities	—	995	—	995
Total	$39,499	$3,365	$—	$42,864

Marketable Securities:
Corporate debt securities	$—	$22,714	$—	$22,714
Commercial paper	—	3,337	—	3,337
U.S. Government debt securities	—	25,351	—	25,351
Total	$—	$51,402	$—	$51,402

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$45,287	$—	$—	$45,287
Total	$45,287	$—	$—	$45,287

Marketable Securities:
Corporate debt securities	$—	$4,571	$—	$4,571
Commercial paper	—	12,442	—	12,442
U.S. Government debt securities	—	16,839	—	16,839
Total	$—	$33,852	$—	$33,852

There were no transfers into or out of Level 3 during the six months ended June 30, 2024 and 2023.

4. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	As of June 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$22,732	$—	$(18)	$22,714
Commercial paper	3,339	—	(2)	3,337
U.S. Government debt securities	25,357	1	(7)	25,351
Total	$51,428	$1	$(27)	$51,402

	As of December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$4,569	$3	$(1)	$4,571
Commercial paper	12,444	—	(2)	12,442
U.S. Government debt securities	16,830	9	—	16,839
Total	$33,843	$12	$(3)	$33,852

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation	$1,077	$2,393
Accrued preclinical and clinical trial costs	688	756
Accrued consulting	151	68
Accrued professional services	141	17
Accrued restructuring charges	—	3
Accrued other	362	401
Total accrued expenses	$2,419	$3,638

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

Additionally, on January 5, 2023, the Company and the former President and Chief Executive Officer (the “former CEO”) of the Company, entered into a Separation Agreement (the “Separation Agreement”) following the mutual agreement between the Board and the former CEO regarding his departure from his positions with the Company. Pursuant to the Separation Agreement, the former CEO ceased his role as the Company’s President and CEO and resigned as a director of the Board, effective January 5, 2023.

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

All restructuring charges have been paid as of June 30, 2024.

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

The Company analyzed the Loan Agreement Amendment under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, debt instruments are considered to be substantially different if a modification or an exchange affects the terms of a conversion option, from which the change in the fair value of the conversion option is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange. Since the change of the fair value of the conversion option exceeded 10% upon the execution of Loan Agreement Amendment, the Company determined the modification to be substantive, and extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded $0.9 million as loss on extinguishment of debt, which represents unamortized debt issuance costs of the original loan as of the amendment date (including the unamortized allocated fair value of the warrant issued to K2HV in connection with entering into the Loan Agreement), new lender fees, and the fair value of the Amendment Warrant upon issuance.

As of June 30, 2024, the effective interest rate is 12.76% for the first tranche of the Term Loan.

The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows (in thousands):

	June 30, 2024	December 31, 2023
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	916	686
Less: unamortized debt discount, long-term	—	(549)
Long-term debt, net of discount	$30,916	$30,137

The Company’s total interest expenses were $1.0 million for the three months ended June 30, 2024 and 2023. Total interest expenses were $2.0 million for the six months ended June 30, 2024 and 2023. The following summarizes the components of total interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest paid or accrued	$887	$862	$1,774	$1,678
Non-cash amortization of debt discount (including warrants)	—	53	38	103
Non-cash accrued back-end fee	107	119	230	234
	$994	$1,034	$2,042	$2,015

Scheduled future principal payments on total outstanding debt, as of June 30, 2024, are as follows (in thousands):

Year Ending December 31,
2024 (remainder of the year)	$—
2025	—
2026	30,000
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

All 394,974 shares subject to the K2 Warrant and Amendment Warrant are outstanding as of June 30, 2024.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
K2 Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032
Amendment Warrant	55,249	March 1, 2024	2.7150	March 1, 2034
Total warrants outstanding	394,974

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

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of June 30, 2024 and December 31, 2023.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of June 30, 2024 and December 31, 2023.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into the Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “2022 ATM Shares”) at market prices (the “2022 ATM Facility”). The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales of the 2022 ATM Shares pursuant to the 2022 Sales Agreement.

During the six months ended June 30, 2024, the Company sold 11,625,295 of the 2022 ATM Shares pursuant to the 2022 Sales Agreement, with net proceeds of approximately $44.2 million after deducting $1.4 million of issuance costs.

In May 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). The Company will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of June 30, 2024, the Company has not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

June 2023 Public Offering

On June 8, 2023, the Company entered into an Underwriting Agreement (the “Purchase Agreement”) with SVB Securities LLC and Cowen, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 17,810,000 shares of its common stock, par value $0.0001 per share (each a “Share” and collectively the “Shares”), pre-funded warrants to purchase 4,440,000 shares of its common stock (the “Pre-Funded Warrants”) and common stock warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase 22,250,000 shares of its common stock to the Underwriters. Each full share was sold together with one Common Warrant at the public offering price of $2.25 per share, less underwriting discounts and commissions. Each full Pre-Funded Warrant was sold together with one Common Warrant at a public offering price of $2.2499 per Pre-Funded Warrant, which represents the per Share and Common Warrant public offering price less a $0.0001 per share exercise price for each such Pre-Funded Warrant.

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

As of June 30, 2024, 200,000 shares subject to the Common Warrants have been exercised and no shares subject to the Pre-Funded Warrants have been exercised.

The following is a summary of warrants outstanding pursuant to the purchase agreement as of June 30, 2024:

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

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$307	$106	$540	$301
General and administrative	740	638	1,409	1,907
Stock-based compensation expense included in operating expenses	$1,047	$744	$1,949	$2,208

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s Board in any particular year. As such, 2,121,127 shares were added to the 2021 Plan in January 2024. As of June 30, 2024, 654,698 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 424,225 shares were added to the ESPP in January 2024. As of June 30, 2024, no offering periods have commenced, and 1,117,631 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2024:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Granted	2,520,450	3.02
Exercised	(366,947)	1.33
Cancelled	(163,259)	2.63
Outstanding at June 30, 2024	6,168,438	$3.10	8.61	$3,751
Vested at June 30, 2024	2,356,788	$3.61		$1,976
Vested and expected to vest at June 30, 2024	6,168,438	$3.10	8.61	$3,751

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,257,506	1.08
Exercised	(1,239,899)	1.18
Cancelled	(1,006,332)	2.73
Outstanding at June 30, 2023	4,419,549	$3.03	8.70	$1,454
Vested at June 30, 2023	2,132,303	$3.34	5.37	$476
Vested and expected to vest at June 30, 2023	4,419,549	$3.03	8.70	$1,454

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $2.05 and $0.63 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.24 - 4.65%	3.94%	4.07 - 4.65%	3.67 - 4.24%
Volatility	72 - 76%	72%	72 - 76%	72 - 74%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	6 - 7	7	6 - 7	2 - 7

The fair value of options that vested during the six months ended June 30, 2024 and 2023 was $5.7 million and $4.3 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.7 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $6.9 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As of March 31, 2023, all the shares issued as a result of early exercise were fully vested. The Company has no such liabilities from the early exercise in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company recorded no stock-based compensation expense associated with restricted common stock during the six months ended June 30, 2024 and 2023.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2023	155,797	$8.25
Granted	437,025	$2.77
Vested	(49,626)	$8.58
Cancelled	(27,400)	$2.28
Unvested at June 30, 2024	515,796	$3.89

The Company recorded stock-based compensation expense associated with RSU awards of $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized expense related to all RSUs was $1.9 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of June 30, 2024, the Company withheld 57,637 shares, which are held in Treasury Stock, for $0.1 million.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of June 30, 2024 and December 31, 2023, and concluded no such payments were required.

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of June 30, 2024.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(10,461)	$(10,110)	$(21,168)	$(27,169)
Weighted average common stock outstanding, basic and diluted	59,018,340	28,405,046	55,415,111	26,025,025
Net loss per share, basic and diluted	$(0.18)	$(0.36)	$(0.38)	$(1.04)

As discussed in Note 9, as part of its June 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 4.4 million shares of its common stock and are exercisable immediately and are exercisable for one share of the Company's common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. As the $0.0001 price per share represents nominal consideration and are immediately exercisable with no further vesting conditions or contingencies associated with them, the weighted average common stock outstanding, basic and diluted and net loss per share, basic and diluted, for three and six months ended June 30, 2023 as previously disclosed have been adjusted to reflect the impact of the pre-funded warrants.

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

	June 30,
	2024	2023
Outstanding Stock Options	6,168,438	4,419,549
Unvested RSUs	515,796	196,522
K2 Warrant and Amendment Warrant	394,974	339,725
Common Warrants	22,050,000	22,250,000
Conversion Warrant	1,444,444	—
Convertible Debt (as-converted to common stock)	1,444,444	1,444,444
	32,018,096	28,650,240

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

Our Lead Product Candidate: EO-3021

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2, including gastric, gastroesophageal junction (“GEJ”), pancreatic or esophageal cancers. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021.

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

In June 2024, we announced plans to expand our ongoing Phase 1 clinical trial to include two combination cohorts evaluating EO-3021 for the treatment of advanced gastric or gastroesophageal junction cancer. Pursuant to clinical supply agreements we entered into with Eli Lilly and Company and GSK, respectively, we will evaluate EO-3021 in combination with ramucirumab, a VEGFR2 inhibitor, in second-line patients and in combination with dostarlimab, a PD-1 inhibitor, in the front-line setting. We will sponsor and conduct all clinical development of both combinations and will assume all costs associated with the study. We expect to initiate dosing in the combination portion of the Phase 1 trial by year-end 2024.

Data from the Ongoing Phase 1 Clinical Trial

In August 2024, we announced initial data from our ongoing Phase 1 clinical trial of EO-3021. As of the data cutoff date of June 10, 2024, 32 patients had been treated in the dose escalation portion of the Phase 1 trial at four dose levels (ranging from 1.0 mg/kg to 2.9 mg/kg administered intravenously (“IV”) every three weeks (“Q3W”)), including 26 patients with gastric or GEJ cancer. The median age was 65 years (ranging from 45 to 83) and the median number of prior lines of therapy was three (ranging from one to seven).

Initial safety data were as follows:

●	As of the data cutoff date of June 10, 2024, EO-3021 was observed to be generally well-tolerated. No Grade 4 or 5 treatment-related adverse events were reported, and less than 10% of patients discontinued EO-3021 due to adverse events. No neutropenia or peripheral neuropathy/hypoesthesia, both known toxicities associated with monomethyl auristatin E (“MMAE”), were observed in the safety population of 32 patients treated with EO-3021.
●	Across all grades, the most common treatment-emergent adverse events (reported in ≥20% of patients) were nausea (56%), decreased appetite (47%), fatigue (41%) and diarrhea (28%). Four dose-limiting toxicities (one each of Grade 3 fatigue, encephalopathy, worsening decreased appetite, and Grade 2 decreased appetite requiring a dose reduction at Cycle 2) were observed at the 2.9 mg/kg dose level, leading to the decision to select the 2.0 mg/kg and 2.5 mg/kg Q3W doses for evaluation in the dose expansion portion of the Phase 1 trial.

Initial efficacy data in gastric and GEJ cancer were as follows:

●	As of the data cutoff date of June 10, 2024, 15 patients with gastric or GEJ cancers were evaluable for efficacy with measurable disease, at least one post-baseline scan, and available Claudin 18.2 immunohistochemistry (“IHC”) results. Seven of these 15 patients (47%) had tumors with Claudin 18.2 expression in ≥20% of tumor cells at IHC 2+/3+. Claudin 18.2 expression was determined retrospectively using a Claudin 18.2-specific IHC assay.
●	In seven patients with Claudin 18.2 in ≥20% of tumor cells at IHC 2+/3+, the objective response rate (“ORR”) was 42.8% (three confirmed partial responses, one of which was confirmed following the June 10, 2024, data cutoff) and the disease control rate (“DCR”) was 71.4%, including two patients with stable disease (“SD”).
●	In eight patients with Claudin 18.2 in <20% of tumor cells at IHC 2+/3+, the ORR was 0% and the DCR was 50%, including four patients with SD.

Clinical Development Plans

We plan to initiate enrollment in the dose expansion portion of the ongoing Phase 1 clinical trial, further exploring two doses of EO-3021: 2.0 mg/kg IV Q3W and 2.5 mg/kg IV Q3W. These doses were selected with the goal of further characterizing EO-3021 in order to select an optimized dose for further clinical development.

The primary objective of the study is to evaluate the safety, tolerability and preliminary anti-tumor activity of EO-3021 in patients with gastric or GEJ cancer, who have progressed on or after standard therapy or who are intolerable of available standard therapy. An exploratory objective of the study is to assess the association of Claudin 18.2 expression and objective response. Additionally, data from the dose escalation portion of our Phase 1 trial suggest that a biomarker patient selection strategy will be an important component of future clinical development. We are working to identify the appropriate biomarker threshold and plan to introduce a biomarker cutoff as part of the dose expansion portion of this Phase 1 trial. We expect to share additional data from the Phase 1 trial, including from the dose expansion cohort, in the first half of 2025.

HER3-ADC

Our second program is an ADC designed to target HER3, which is overexpressed across solid tumors and often associated with poor outcomes. We are currently evaluating our HER3-ADC program and plan to nominate a development candidate in the second half of 2024.

Seribantumab

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

Financial Overview

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.5 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively, and $21.2 million and $27.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $217.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $110.8 million as of June 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

At-the-Market Offerings

In the six months ended June 30, 2024, we sold 11,625,295 shares of common stock pursuant to our Sales Agreement entered into in July 2022 (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under our then-at-the-market offering facility (the “2022 ATM Facility”), with net proceeds of approximately $44.2 million after deducting issuance costs.

In May 2024, we entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). We will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of June 30, 2024, we have not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

Financing Agreements

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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
EO-3021	$3,240	$1,009	$5,998	$1,636
Seribantumab	1,077	2,984	2,143	6,301
Unallocated and other research and development expenses	224	502	367	1,222
Unallocated personnel costs (including stock-based compensation)	2,010	1,534	4,054	4,162
Total research and development expenses	$6,551	$6,029	$12,562	$13,321

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

Our ability to successfully complete clinical trials, obtain regulatory approvals and successfully market EO-3021 may also be affected by the timing and results of data of competitors conducting clinical trials evaluating candidates targeting Claudin 18.2, as well as by results from CSPC’s ongoing clinical trial of SYSA 1801 (EO-3021) in China.

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

Interest Expense

Interest expense consists of interest expense on borrowings under the Loan Agreement with K2HV, as well as amortization of debt discount and debt issuance costs.

Loss on Extinguishment of Debt

The loss on extinguishment of debt pertains to the write-off of unamortized debt issuance costs, new lender fees, and fair value of amendment warrants issued related to the Loan Agreement Amendment with K2HV.

Restructuring Charges

The restructuring charges totaling $5.1 million in the first quarter of 2023 relate to costs incurred in respect of the reprioritization and realignment of resources, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Results of Operations

Three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	June 30,
	2024	2023	Change
Operating expenses:
Research and development	$6,551	$6,029	$522
General and administrative	4,412	3,805	607
Total operating expenses	10,963	9,834	1,129
Loss from operations	(10,963)	(9,834)	(1,129)
Other income (expense), net	513	(271)	784
Loss before income taxes	(10,450)	(10,105)	(345)
Income tax expense	11	5	6
Net loss	$(10,461)	$(10,110)	$(351)

Research and Development Expenses

Research and development expenses were $6.6 million during the three months ended June 30, 2024, compared to $6.0 million during the three months ended June 30, 2023. The increase of $0.5 million was mainly due to increased investment in the lead product candidate, EO-3021.

General and Administrative Expenses

General and administrative expenses were $4.4 million during the three months ended June 30, 2024, compared to $3.8 million during the three months ended June 30, 2023. The increase of $0.6 million was mainly due to increased professional fees associated with being a public company, including costs for accounting and legal services, and increased utilization of consultants.

Other Income (Expense), Net

Other income (expense), net, consisted of $0.5 million of other income, net, during the three months ended June 30, 2024, compared to $0.3 million of other expense, net, for the three months ended June 30, 2023.

Interest Income

Interest income of $1.5 million and $0.8 million during the three months ended June 30, 2024 and 2023, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense of $1.0 million during the three months ended June 30, 2024 and 2023, consisted primarily of cash and non-cash interest related to the debt facility.

Six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended
	June 30,
	2024	2023	Change
Operating expenses:
Research and development	$12,562	$13,321	$(759)
General and administrative	8,270	8,151	119
Restructuring charges	—	5,107	(5,107)
Total operating expenses	20,832	26,579	(5,747)
Loss from operations	(20,832)	(26,579)	5,747
Other income (expense), net:
Interest income (expense)	628	(580)	1,208
Loss on extinguishment of debt	(942)	—	(942)
Other income (expense), net	(314)	(580)	266
Loss before income taxes	(21,146)	(27,159)	6,013
Income tax expense	22	10	12
Net loss	$(21,168)	$(27,169)	$6,001

Research and Development Expenses

Research and development expenses were $12.6 million during the six months ended June 30, 2024, compared to $13.3 million during the six months ended June 30, 2023. The decrease of $0.8 million was primarily due to a $2.5 million decrease in manufacturing costs and $0.1 million decrease in personnel costs. This is partially offset by a $1.8 million increase in preclinical, clinical, regulatory and medical affairs expenses due to our investment in the lead product candidate, EO-3021.

General and Administrative Expenses

General and administrative expenses were $8.3 million during the six months ended June 30, 2024, compared to $8.2 million during the six months ended June 30, 2023. The increase of $0.1 million was primarily due to an increase of $0.5 million in professional fees and personnel costs, partially offset by a decrease of $0.4 million in administrative costs, including directors and officers insurance.

Restructuring Charges

Restructuring charges were $5.1 million during the six months ended June 30, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare, and related benefits. No such charges were incurred during the six months ended June 30, 2024.

Other Income (Expense), Net

Other income (expense), net, consisted of $0.3 million of net expense during the six months ended June 30, 2024, compared to $0.6 million of net expense for the six months ended June 30, 2023.

Interest Income

Interest income of $2.6 million and $1.4 million during the six months ended June 30, 2024 and 2023, respectively, was associated with the balance of marketable securities and increase in interest rates.

Interest Expense

Interest expense of $2.0 million during the six months ended June 30, 2024 and 2023, consisted primarily of cash and non-cash interest related to the debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.9 million during the six months ended June 30, 2024 consisted of expenses incurred in conjunction with the amendment to a debt facility determined to be an extinguishment.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

In July 2022, we entered into the 2022 Sales Agreement with Cowen under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million.

During the six months ended June 30, 2024, we sold 11,625,295 of the 2022 ATM Shares pursuant to the 2022 Sales Agreement, for net proceeds of $44.2 million, after deducting issuance costs.

In May 2024, we entered into the 2024 Sales Agreement with TD Cowen under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million. As of June 30, 2024, we have not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

Through June 30, 2024, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $110.8 million, which we believe will enable us to meet our anticipated capital requirements into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six months ended
	June 30,
	2024	2023
Statement of cash flows data:
Cash used in operating activities	$(17,780)	$(30,642)
Cash (used in) provided by investing activities	(16,960)	43,100
Cash provided by financing activities	44,932	47,950
Net increase in cash and cash equivalents	$10,192	$60,408

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $17.8 million, which consisted primarily of our net loss of $21.2 million partially offset by adjustments of $2.5 million for non-cash expenses and $0.8 million of cash used in changes in our operating assets and liabilities. Non-cash expenses consists of $1.9 million of stock-based compensation, $0.9 million of loss on extinguishment of debt related to amending our debt facility, $0.3 million of non-cash interest, partially offset by $0.6 million of amortization of premium and interest on marketable securities. Changes in our operating assets and liabilities consisted of a decrease of $2.2 million in prepaid expenses and other assets, partially offset by decreases of $1.2 million in accrued expenses and $0.2 million in accounts payable.

During the six months ended June 30, 2023, net cash used in operating activities was $30.6 million, which consisted primarily of our net loss of $27.2 million and $5.9 million cash used in changes in our operating assets and liabilities, partially offset by adjustments for non-cash expenses of $2.2 million of stock-based compensation. Changes in our operating assets and liabilities consisted primarily of a decrease of $6.2 million in accrued expenses and $1.1 million in accounts payable, partially offset by a decrease of $1.4 million in prepaid expenses and other assets.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $17.0 million, which consisted of $47.0 million of purchases of marketable securities, offset by $30.0 million of cash from proceeds from sales and maturities of marketable securities.

During the six months ended June 30, 2023, net cash provided by investing activities consisted of $43.1 million of cash from proceeds from sales and maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $44.9 million and consisted primarily of $44.2 million of proceeds from issuance of common stock upon at-the-market offerings, $0.5 million of proceeds from issuance of common stock upon exercise of common warrants, and $0.5 million of proceeds from stock option exercises. This is partially offset by a $0.2 million payment of debt extinguishment costs.

During the six months ended June 30, 2023, net cash provided by financing activities was $48.0 million and consisted primarily of proceeds from our underwritten public offering of common stock and pre-funded warrants, and proceeds from stock option exercises.

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

We believe our cash, cash equivalents and marketable securities of $110.8 million as of June 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the SEC on March 6, 2024 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2024, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $110.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the six months ended June 30, 2024 and 2023, we had a net loss of $21.2 million and $27.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $217.1 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under a debt facility. As of June 30, 2024, our cash, cash equivalents and marketable securities were $110.8 million.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. In July 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), and in May 2024, we entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell to or through TD Cowen acting as agent and/or principal, shares of our common stock having aggregate gross proceeds of up to $75.0 million. Under the 2024 Sales Agreement, TD Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. Also in July 2022, we entered into the Loan Agreement with K2HV to provide up to $50.0 million principal amount in term loans.

We believe our cash, cash equivalents and marketable securities of $110.8 million as of June 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Further, the interest rate of the Term Loan issued under the Loan Agreement is based on the published prime rate, a floating rate, subject to a minimum rate set in the Loan Agreement. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of inflation. An increase in the prime rate above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

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

Our ability to successfully complete clinical trials, obtain regulatory approvals and successfully market EO-3021 may also be affected by the timing and results of data of competitors conducting clinical trials evaluating candidates targeting Claudin 18.2, as well as by results from CSPC’s ongoing clinical trial of SYSA 1801 (EO-3021) in China.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Enrolling patients for our clinical trials requires promptly identifying cancer patients, who in some cases may be required to meet specific biomarker expression cutoffs, and placing these patients in one of our qualified sites in a timely manner. We have relied, and may in the future rely, on several diagnostic partners to conduct initial testing to identify patients that are eligible for our clinical trials. If one or more of these partners encounters delays or is otherwise unable to conduct these tests and identify potential patients, enrollment in our clinical trials may be substantially delayed. In addition, these partners work with several other companies, including our competitors, and may divert resources to collaborations with these other companies, which may detrimentally affect enrollment in our clinical trials. Patient enrollment is also affected by other factors, including:

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

We expect to conduct one or more clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of these data alone unless the data is applicable to the U.S. population and U.S. medical practice, including availability of drugs as standard of care, and the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many other regulatory authorities have similar approval requirements. In addition, such trials would be subject to the applicable local laws of the respective jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court.  For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

Subject to certain exceptions, we are required to acquire our clinical and commercial supply of EO-3021 primarily from CSPC in China. Further, we have entered into clinical supply agreements with Eli Lilly and Company and GSK to supply ramucirumab and dostarlimab, respectively, for combination cohorts in our Phase 1 clinical trial of EO-3021. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, products or other supply, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (AZD0901/CMG901), Innovent Biologics (IBI343), LaNova Medicines (LM-302), Merck (MK1200/SKB315), Merck KGaA/Jiangsu Hengrui (SHR-A1904), RemeGen (RC118), Shanghai Junshi Bioscience (JS107), SystImmune (BL-M05D1) and TORL Biotherapeutics (CLDN18.2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities, including Astellas Pharma, Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that any potential HER3-ADC product candidate will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Alphamab Oncology (JSKN016), Daiichi Sankyo/Merck (patritumab deruxtecan/HER3-DXd), Duality Biologics (DB-1310), Innovent Biologics (IBI133), Jiangsu Hengrui (SHR-A2009), MediLink Therapeutics (Suzhou)/BioNTech (YL202), Multitude Therapeutics (AMT-562), Shanghai Institute of Biological Products (SIBP-A13) and SystImmune/Bristol Myers Squibb (BL-B01D1). We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities, including Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for a potential HER3-ADC product candidate.

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

In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH and other laws. Depending on the facts and circumstances, we could be subject to penalties if we obtain, use, or disclose personal health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the House of Representatives.

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

We may be subject to securities litigation and other litigation proceedings, which are expensive and could divert management attention.

The market price of our common stock may be volatile. The stock market in general, and pharmaceutical and biologics companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation and other types of litigation in the future. Securities litigation against us and other litigation proceedings could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds from Public Offerings of Common Stock and Warrants

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.1#	Form of Change in Control and Severance Agreement.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

Date: August 6, 2024

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)