Form 10-Q
period 2024-09-30
Elevation Oncology, Inc.
filed 2024-11-06
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 59,119,055 shares of the registrant’s common stock outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-3021 and our other product candidates;
●	the timing of our preclinical studies and clinical trials for EO-3021 and our other product candidates;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-3021 and our other product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability, and our licensors’ ability, to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including fluctuating interest rates, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Select Market and the potential liquidity and trading of our common stock; and

●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$48,202	$49,255
Marketable securities, available for sale	54,868	33,852
Prepaid expenses and other current assets	2,253	4,857
Total current assets	105,323	87,964
Property and equipment, net	39	59
Other non-current assets	940	1,068
Total assets	$106,302	$89,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,631	$507
Accrued expenses	3,295	3,638
Total current liabilities	5,926	4,145
Non-current liabilities:
Long-term debt, net of discount	31,021	30,137
Total liabilities	36,947	34,282

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 59,181,409 and 42,470,264 shares issued as of September 30, 2024 and December 31, 2023, respectively; 59,119,055 and 42,422,531 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	299,343	250,825
Accumulated other comprehensive income	128	9
Treasury stock, 62,354 and 47,733 shares as of September 30, 2024 and December 31, 2023, respectively; at cost	(103)	(59)
Accumulated deficit	(230,019)	(195,970)
Total stockholders’ equity	69,355	54,809
Total liabilities and stockholders’ equity	$106,302	$89,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$9,388	$7,422	$21,950	$20,743
General and administrative	3,841	3,498	12,111	11,649
Restructuring charges	—	—	—	5,107
Total operating expenses	13,229	10,920	34,061	37,499
Loss from operations	(13,229)	(10,920)	(34,061)	(37,499)

Other income (expense):
Interest income (expense), net	360	295	988	(285)
Loss on extinguishment of debt	—	—	(942)	—
Total other income (expense), net	360	295	46	(285)
Loss before income taxes	(12,869)	(10,625)	(34,015)	(37,784)
Income tax expense	12	11	34	21
Net loss	$(12,881)	$(10,636)	$(34,049)	$(37,805)
Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.60)	$(1.14)
Weighted average common shares outstanding, basic and diluted	59,108,724	46,842,489	56,655,302	33,040,434

Comprehensive loss:
Net loss	$(12,881)	$(10,636)	$(34,049)	$(37,805)
Other comprehensive income:
Unrealized gain on marketable securities	154	1	119	160
Total other comprehensive income	154	1	119	160
Total comprehensive loss	$(12,727)	$(10,635)	$(33,930)	$(37,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at December 31, 2023	42,422,531	$4	$250,825	$(59)	$9	$(195,970)	$54,809
Issuance of common stock upon at-the-market offering, net of issuance costs	11,625,295	1	44,206	—	—	—	44,207
Issuance of common stock upon stock option exercises	379,425	—	499	—	—	—	499
Issuance of common stock upon exercise of common warrants	200,000	—	450	—	—	—	450
Issuance of common stock upon exercise of prefunded warrants	4,439,836	1	(1)	—	—	—	—
Issuance of warrants upon amendment of debt facility	—	—	261	—	—	—	261
Vesting of restricted stock units, net of withholding	51,968	—	—	(44)	—	—	(44)
Stock-based compensation	—	—	3,103	—	—	—	3,103
Unrealized gain on marketable securities	—	—	—	—	119	—	119
Net loss	—	—	—	—	—	(34,049)	(34,049)
Balance at September 30, 2024	59,119,055	$6	$299,343	$(103)	$128	$(230,019)	$69,355

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,946	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,264,899	—	1,496	—	—	—	1,496
Vesting of restricted stock units, net of withholding	23,367	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	3,051	—	—	—	3,051
Unrealized gain on marketable securities	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	(37,805)	(37,805)
Balance at September 30, 2023	42,414,741	$4	$250,541	$(57)	$(1)	$(188,071)	$62,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance at June 30, 2024	54,654,495	$5	$298,178	$(101)	$(26)	$(217,138)	$80,918
Issuance of common stock upon stock option exercises	12,478	—	12	—	—	—	12
Issuance of common stock upon exercise of prefunded warrants	4,439,836	1	(1)	—	—	—	—
Vesting of restricted stock units, net of withholding	12,246	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	1,154	—	—	—	1,154
Unrealized gain on marketable securities	—	—	—	—	154	—	154
Net loss	—	—	—	—	—	(12,881)	(12,881)
Balance at September 30, 2024	59,119,055	$6	$299,343	$(103)	$128	$(230,019)	$69,355

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at June 30, 2023	42,381,952	$4	$249,668	$(54)	$(2)	$(177,435)	$72,181
Issuance of common stock upon stock option exercises	25,000	—	30	—	—	—	30
Vesting of restricted stock units, net of withholding	7,789	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	843	—	—	—	843
Unrealized gain on marketable securities	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(10,636)	(10,636)
Balance at September 30, 2023	42,414,741	$4	$250,541	$(57)	$(1)	$(188,071)	$62,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(34,049)	$(37,805)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,103	3,051
Non-cash interest expense	373	517
Amortization of premium and interest on marketable securities	(1,064)	(379)
Depreciation expense	19	29
Loss on extinguishment of debt	942	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,731	(1,328)
Accounts payable	2,125	(2,721)
Accrued expenses	(342)	(5,363)
Net cash used in operating activities	(26,162)	(43,999)
Investing activities
Purchase of marketable securities	(60,533)	(39,717)
Proceeds from sales and maturities of marketable securities	40,700	44,700
Net cash (used in) provided by investing activities	(19,833)	4,983
Financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	44,207	—
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs	—	46,503
Proceeds from issuance of common stock upon stock option exercises	499	1,496
Proceeds from issuance of common stock upon exercise of common warrants	450	—
Common stock repurchase	(44)	(22)
Payment of debt extinguishment costs	(170)	—
Net cash provided by financing activities	44,942	47,977
(Decrease) increase in cash and cash equivalents	(1,053)	8,961
Cash and cash equivalents, beginning of period	49,255	45,917
Cash and cash equivalents, end of period	$48,202	$54,878
Supplemental disclosure of cash flow information
Cash paid for interest	$2,681	$2,277
Cash paid for taxes	$47	$26

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

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. The Company incurred net losses of $12.9 million and $10.6 million for the three months ended September 30, 2024 and 2023, respectively, and $34.0 million and $37.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $230.0 million and cash, cash equivalents, and marketable securities totaling $103.1 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds. The Company places its cash with high-credit-quality financial institutions domiciled in the United States, which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three months ended September 30, 2024 and 2023, the Company had two vendors that accounted for approximately 79% and 81% of its research and development expense, respectively. During the nine months ended September 30, 2024 and 2023, the Company had two vendors that accounted for approximately 72% and 69% of its research and development expense, respectively. As of September 30, 2024 and December 31, 2023, the Company had one and two vendor(s) that accounted for approximately 78% and 39% of total accounts payable, respectively.

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

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income (expense), net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the nine months ended September 30, 2024 and 2023.

Comprehensive Income

The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of September 30, 2024 and 2023, the Company has determined that these expenses have not met the criteria to be capitalized.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$34,070	$—	$—	$34,070
Total	$34,070	$—	$—	$34,070

Marketable Securities:
Corporate debt securities	$—	$24,312	$—	$24,312
Commercial paper	—	1,976	—	1,976
U.S. Government debt securities	—	28,580	—	28,580
Total	$—	$54,868	$—	$54,868

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$45,287	$—	$—	$45,287
Total	$45,287	$—	$—	$45,287

Marketable Securities:
Corporate debt securities	$—	$4,571	$—	$4,571
Commercial paper	—	12,442	—	12,442
U.S. Government debt securities	—	16,839	—	16,839
Total	$—	$33,852	$—	$33,852

There were no transfers into or out of Level 3 during the nine months ended September 30, 2024 and 2023.

4. Marketable Securities

The following table summarizes the Company’s marketable securities (in thousands):

	As of September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$24,241	$71	$—	$24,312
Commercial paper	1,972	4	—	1,976
U.S. Government debt securities	28,527	53	—	28,580
Total	$54,740	$128	$—	$54,868

	As of December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Marketable Securities:
Corporate debt securities	$4,569	$3	$(1)	$4,571
Commercial paper	12,444	—	(2)	12,442
U.S. Government debt securities	16,830	9	—	16,839
Total	$33,843	$12	$(3)	$33,852

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation	$1,709	$2,393
Accrued preclinical and clinical trial costs	1,000	756
Accrued professional services	123	17
Accrued consulting	96	68
Accrued restructuring charges	—	3
Accrued other	367	401
Total accrued expenses	$3,295	$3,638

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

All restructuring charges were paid as of January 2024.

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

The Company analyzed the Loan Agreement Amendment under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, debt instruments are considered to be substantially different if a modification or an exchange affects the terms of a conversion option, from which the change in the fair value of the conversion option is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange. Since the change of the fair value of the conversion option exceeded 10% upon the execution of the Loan Agreement Amendment, the Company determined the modification to be substantive, and extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded $0.9 million as loss on extinguishment of debt, which represents unamortized debt issuance costs of the original loan as of the amendment date (including the unamortized allocated fair value of the warrant issued to K2HV in connection with entering into the Loan Agreement), new lender fees, and the fair value of the Amendment Warrant upon issuance.

As of September 30, 2024, the effective interest rate is 12.29% for the first tranche of the Term Loan.

The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows (in thousands):

	September 30, 2024	December 31, 2023
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	1,021	686
Less: unamortized debt discount, long-term	—	(549)
Long-term debt, net of discount	$31,021	$30,137

The Company’s total interest expenses were $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Total interest expenses were $3.0 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense is recorded in the Interest income (expense), net line item in the condensed consolidated statement of operations. The following summarizes the components of total interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest paid or accrued	$892	$891	$2,666	$2,569
Non-cash amortization of debt discount (including warrants)	—	55	38	158
Non-cash accrued back-end fee	105	125	335	359
	$997	$1,071	$3,039	$3,086

Scheduled future principal payments on total outstanding debt, as of September 30, 2024, are as follows (in thousands):

Year Ending December 31,
2024 (remainder of the year)	$—
2025	—
2026	30,000
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

All 394,974 shares subject to the K2 Warrant and Amendment Warrant are outstanding as of September 30, 2024.

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

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of September 30, 2024 and December 31, 2023.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of September 30, 2024 and December 31, 2023.

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

During the nine months ended September 30, 2024, the Company sold 11,625,295 of the 2022 ATM Shares pursuant to the 2022 Sales Agreement, with net proceeds of approximately $44.2 million after deducting $1.4 million of issuance costs.

In May 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). The Company will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of September 30, 2024, the Company has not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

The Common Warrants are exercisable at any time after the date of issuance and have an exercise price of $2.25 per share, subject to adjustment. The Common Warrants expire five years from the date of issuance. The Pre-Funded Warrants were exercisable at any time after the date of issuance and had no expiration date. The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.0001 per share of common stock, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.0001 per share of common stock) was required for the exercise of the Pre-Funded Warrants.

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

As of September 30, 2024, Common Warrants for 200,000 shares have been exercised and all of the Pre-Funded Warrants have been exercised. The Pre-Funded Warrants were exercised by means of cashless exercise, resulting in the issuance of 4,439,836 shares.

The following is a summary of warrants outstanding pursuant to the purchase agreement as of September 30, 2024:

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
Common Warrants	22,050,000	June 13, 2023	$2.2500	June 13, 2028
Pre-Funded Warrants	—	June 13, 2023	$0.0001	None

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

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$327	$184	$867	$485
General and administrative	827	659	2,236	2,566
Stock-based compensation expense included in operating expenses	$1,154	$843	$3,103	$3,051

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s initial public offering (“IPO”) was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s Board in any particular year. As such, 2,121,127 shares were added to the 2021 Plan in January 2024. As of September 30, 2024, 561,770 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 424,225 shares were added to the ESPP in January 2024. As of September 30, 2024, no offering periods have commenced, and 1,117,631 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2024:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Granted	2,702,050	2.94
Exercised	(379,425)	1.31
Cancelled	(251,931)	4.43
Outstanding at September 30, 2024	6,248,888	$3.01	4.44	$2
Vested at September 30, 2024	2,607,444	$3.54		$—
Vested and expected to vest at September 30, 2024	6,248,888	$3.01	4.44	$2

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023:

		Weighted-	Weighted- average	Aggregate
		average	remaining contractual	intrinsic value
	Options	exercise price	term (in years)	(in thousands)
Outstanding at December 31, 2022	4,408,274	$3.44	8.52	$350
Granted	2,367,139	1.10
Exercised	(1,264,899)	1.18
Cancelled	(1,074,995)	2.67
Outstanding at September 30, 2023	4,435,519	$3.02	8.48	$25
Vested at September 30, 2023	2,807,686	$3.27	5.55	$22
Vested and expected to vest at September 30, 2023	4,435,519	$3.02	8.48	$25

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $2.00 and $0.65 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.46 - 4.15%	4.02 - 4.20%	3.46 - 4.65%	3.67 - 4.24%
Volatility	75 - 76%	72 - 73%	72 - 76%	72 - 74%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (years)	6	6	6 - 7	2 - 7

The fair value of options that vested during the nine months ended September 30, 2024 and 2023 was $6.1 million and $5.0 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.9 million and $0.6 million during the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $2.5 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $6.2 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As of March 31, 2023, all the shares issued as a result of early exercise were fully vested. The Company has no such liabilities from the early exercise in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company recorded no stock-based compensation expense associated with restricted common stock during the nine months ended September 30, 2024 and 2023.

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

The following table summarizes activity related to RSUs:

		Weighted- average
		grant date
	Number of shares	fair value
Unvested at December 31, 2023	155,797	$8.25
Granted	437,025	$2.77
Vested	(66,589)	$9.48
Cancelled	(27,400)	$2.28
Unvested at September 30, 2024	498,833	$3.61

The Company recorded stock-based compensation expense associated with RSU awards of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized expense related to all RSUs was $1.6 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of September 30, 2024, the Company withheld 62,354 shares, which are held in Treasury Stock, for $0.1 million.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of September 30, 2024 and December 31, 2023, and concluded no such payments were required.

HER3-ADC Technology License

In September 2024, the Company entered into a license agreement for certain technology for worldwide use in its HER3-ADC program. If this technology is part of a development candidate that is successfully developed and commercialized in the future, the Company would potentially be obligated to pay up to $365.5 million in development, regulatory and commercial milestones and tiered royalties in the low to mid-single digit percentages on net sales of the respective product. The agreement will remain in effect, unless earlier terminated, on a country-by-country basis, until the last to expire of any royalty term for each product in such country. For the three and nine months ended September 30, 2024, the Company incurred $2.5 million under this agreement, which was recorded as research and development expenses in the condensed consolidated statement of operations. The expenses incurred are recorded to accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2024.

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of September 30, 2024.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(12,881)	$(10,636)	$(34,049)	$(37,805)
Weighted average common stock outstanding, basic and diluted	59,108,724	46,842,489	56,655,302	33,040,434
Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.60)	$(1.14)

As discussed in Note 9, as part of its June 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 4.4 million shares of its common stock, which were exercisable immediately and each of which was exercisable for one share of the Company’s common stock. The exercise price of each pre-funded warrant was $0.0001 per share of common stock. As the $0.0001 price per share represents nominal consideration and the pre-funded warrants were immediately exercisable with no further vesting conditions or contingencies associated with them, the weighted average common stock outstanding, basic and diluted, and net loss per share, basic and diluted, for three and nine months ended September 30, 2023 as previously disclosed have been adjusted to reflect the impact of the pre-funded warrants. As of September 30, 2024, all of the pre-funded warrants have been exercised.

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

	September 30,
	2024	2023
Outstanding Stock Options	6,248,888	4,435,519
Unvested RSUs	498,833	183,960
K2 Warrant and Amendment Warrant	394,974	339,725
Common Warrants	22,050,000	22,250,000
Conversion Warrant	1,444,444	—
Convertible Debt (as-converted to common stock)	1,444,444	1,444,444
	32,081,583	28,653,648

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

Our Lead Product Candidate: EO-3021

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC designed to target Claudin 18.2 and is currently being evaluated in a Phase 1 clinical trial in patients with advanced, unresectable or metastatic solid tumors likely to express Claudin 18.2, including gastric, gastroesophageal junction (“GEJ”), pancreatic or esophageal cancers. We have an active Investigational New Drug application (“IND”) for EO-3021 with the U.S. Food and Drug Administration (the “FDA”), and in August 2023, we announced that the first patient had been dosed in the Phase 1 clinical trial of EO-3021. In February 2024, we announced that the first patient had been dosed in Japan. EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including cancer of gastroesophageal junction) in November 2020 and for the treatment of pancreatic cancer in May 2021. Additionally, in September 2024, EO-3021 was granted Fast Track designation by the FDA for the treatment of patients with advanced or metastatic gastric and GEJ cancer expressing Claudin 18.2 that has progressed on or after prior therapy.

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

In June 2024, we announced plans to expand our ongoing Phase 1 clinical trial to include two combination cohorts evaluating EO-3021 for the treatment of advanced gastric or gastroesophageal junction cancer. Pursuant to clinical supply agreements we entered into with Eli Lilly and Company and GSK, respectively, we will evaluate EO-3021 in combination with ramucirumab, a VEGFR2 inhibitor, in second-line patients and in combination with dostarlimab, a PD-1 inhibitor, in the front-line setting. We will sponsor and conduct all clinical development of both combinations and will assume all costs associated with the study. We expect to initiate dosing in the combination portion of the Phase 1 trial by year-end 2024. Additionally, we expect to present preclinical data on the combination potential of EO-3021 with VEGFR2 or PD-1 inhibitors at the ESMO Immuno-Oncology Congress 2024 in December 2024.

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

Clinical Development Plans

We have initiated enrollment in the dose expansion portion of the ongoing Phase 1 clinical trial, further exploring two doses of EO-3021: 2.0 mg/kg IV Q3W and 2.5 mg/kg IV Q3W. These doses were selected with the goal of further characterizing EO-3021 in order to select an optimized dose for further clinical development.

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

We have devoted substantial resources to in-licensing and developing EO-3021, developing seribantumab, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of convertible preferred stock, public offerings of common stock and warrants, and a debt facility.

Financial Overview

Since inception, we have incurred significant operating losses annually and on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $12.9 million and $10.6 million for the three months ended September 30, 2024 and 2023, respectively, and $34.0 million and $37.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $230.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $103.1 million as of September 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

At-the-Market Offerings

In the nine months ended September 30, 2024, we sold 11,625,295 shares of common stock pursuant to our Sales Agreement entered into in July 2022 (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under our then-at-the-market offering facility (the “2022 ATM Facility”), with net proceeds of approximately $44.2 million after deducting issuance costs.

In May 2024, we entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). We will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of September 30, 2024, we have not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
EO-3021	$3,132	$1,708	$9,130	$3,344
Seribantumab	1,498	3,214	3,641	9,515
Unallocated and other research and development expenses	2,675	621	3,042	1,843
Unallocated personnel costs (including stock-based compensation)	2,083	1,879	6,137	6,041
Total research and development expenses	$9,388	$7,422	$21,950	$20,743

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

Results of Operations

Three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended
	September 30,
	2024	2023	Change
Operating expenses:
Research and development	$9,388	$7,422	$1,966
General and administrative	3,841	3,498	343
Total operating expenses	13,229	10,920	2,309
Loss from operations	(13,229)	(10,920)	(2,309)
Other income, net	360	295	65
Loss before income taxes	(12,869)	(10,625)	(2,244)
Income tax expense	12	11	1
Net loss	$(12,881)	$(10,636)	$(2,245)

Research and Development Expenses

Research and development expenses were $9.4 million during the three months ended September 30, 2024, compared to $7.4 million during the three months ended September 30, 2023. The increase of $2.0 million was primarily due to $2.5 million in expenses to in-license certain technology related to potential developmental candidates and a $1.9 million increase in preclinical, clinical, regulatory, and other expenses due to our investment in our lead product candidate, EO-3021. This was partially offset by a $2.4 million decrease in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $3.8 million during the three months ended September 30, 2024, compared to $3.5 million during the three months ended September 30, 2023. The increase of $0.3 million was mainly due to increased personnel costs, including stock-based compensation.

Other Income, Net

Other income, net, consisted of $0.4 million of other income, net, during the three months ended September 30, 2024, compared to $0.3 million of other income, net, for the three months ended September 30, 2023.

Interest Income

Interest income of $1.4 million during each of the three months ended September 30, 2024 and 2023 was associated with the balance of marketable securities.

Interest Expense

Interest expense of $1.0 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, consisted primarily of cash and non-cash interest related to the debt facility.

Nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended
	September 30,
	2024	2023	Change
Operating expenses:
Research and development	$21,950	$20,743	$1,207
General and administrative	12,111	11,649	462
Restructuring charges	—	5,107	(5,107)
Total operating expenses	34,061	37,499	(3,438)
Loss from operations	(34,061)	(37,499)	3,438
Other income (expense), net:
Interest income (expense)	988	(285)	1,273
Loss on extinguishment of debt	(942)	—	(942)
Other income (expense), net	46	(285)	331
Loss before income taxes	(34,015)	(37,784)	3,769
Income tax expense	34	21	13
Net loss	$(34,049)	$(37,805)	$3,756

Research and Development Expenses

Research and development expenses were $21.9 million during the nine months ended September 30, 2024, compared to $20.7 million during the nine months ended September 30, 2023. The increase of $1.2 million was primarily due to a $3.6 million increase in preclinical, clinical, regulatory, and other expenses due to our investment in our lead product candidate, EO-3021, and $2.5 million in expenses to in-license certain technology related to potential developmental candidates. This was partially offset by a $4.9 million decrease in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $12.1 million during the nine months ended September 30, 2024, compared to $11.6 million during the nine months ended September 30, 2023. The increase of $0.5 million was primarily due to an increase of $1.0 million in professional fees and personnel costs, including stock-based compensation, partially offset by a decrease of $0.5 million in administrative costs, including directors and officers insurance.

Restructuring Charges

Restructuring charges were $5.1 million during the nine months ended September 30, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare, and related benefits. No such charges were incurred during the nine months ended September 30, 2024.

Other Income (Expense), Net

Other income (expense), net, consisted of $0.1 million of other income, net, during the nine months ended September 30, 2024, compared to $0.3 million of other expense, net, for the nine months ended September 30, 2023.

Interest Income

Interest income of $4.0 million and $2.8 million during the nine months ended September 30, 2024 and 2023, respectively, was associated with the balance of marketable securities.

Interest Expense

Interest expense of $3.0 million and $3.1 million during the nine months ended September 30, 2024 and 2023, respectively, consisted primarily of cash and non-cash interest related to the debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.9 million during the nine months ended September 30, 2024 consisted of expenses incurred in conjunction with the amendment to a debt facility determined to be an extinguishment.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

Through September 30, 2024, we have funded our operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. We sold 11,625,295 shares pursuant to the 2022 Sales Agreement, for net proceeds of $44.2 million, after deducting issuance costs. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $103.1 million, which we believe will enable us to meet our anticipated capital requirements into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine months ended
	September 30,
	2024	2023
Statement of cash flows data:
Cash used in operating activities	$(26,162)	$(43,999)
Cash (used in) provided by investing activities	(19,833)	4,983
Cash provided by financing activities	44,942	47,977
Net (decrease) increase in cash and cash equivalents	$(1,053)	$8,961

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $26.2 million, which consisted primarily of our net loss of $34.0 million partially offset by adjustments of $3.4 million for non-cash expenses and $4.5 million of cash used in changes in our operating assets and liabilities. Non-cash expenses consist of $3.1 million of stock-based compensation, $0.9 million of loss on extinguishment of debt related to amending our debt facility, $0.4 million of non-cash interest, partially offset by $1.0 million of amortization of premium and interest on marketable securities. Changes in our operating assets and liabilities consisted of a decrease of $2.7 million in prepaid expenses and other assets and an increase of $2.1 million in accounts payable, partially offset by a decrease of $0.3 million in accrued expenses.

During the nine months ended September 30, 2023, net cash used in operating activities was $44.0 million, which consisted primarily of our net loss of $37.8 million and $9.4 million cash used in changes in our operating assets and liabilities, partially offset by adjustments for non-cash expenses of $3.1 million of stock-based compensation, $0.1 million of net non-cash interest expense, and $1.0 million of net amortization (accretion) of premiums (discounts) on marketable securities. Net cash used by changes in our operating assets and liabilities consisted of decreases of $5.4 million in accrued expenses and $2.7 million in accounts payable, and an increase of $1.3 million in prepaid expenses and other assets.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $19.8 million, which consisted of $60.5 million of purchases of marketable securities, offset by $40.7 million of cash from proceeds from sales and maturities of marketable securities.

During the nine months ended September 30, 2023, net cash provided by investing activities was $5.0 million, which consisted of $44.7 million of cash from proceeds from sales and maturities of marketable securities, partially offset by $39.7 million of purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $44.9 million and consisted primarily of $44.2 million of proceeds from issuance of common stock upon at-the-market offerings, $0.5 million of proceeds from issuance of common stock upon exercise of common warrants, and $0.5 million of proceeds from stock option exercises. This is partially offset by a $0.2 million payment of debt extinguishment costs and a $0.1 million payment for common stock repurchases.

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

We believe our cash, cash equivalents and marketable securities of $103.1 million as of September 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the SEC on March 6, 2024 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2024, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $103.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the nine months ended September 30, 2024 and 2023, we had a net loss of $34.0 million and $37.8 million, respectively. As of September 30, 2024, we had an accumulated deficit of $230.0 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

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

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under a debt facility. As of September 30, 2024, our cash, cash equivalents and marketable securities were $103.1 million.

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

We believe our cash, cash equivalents and marketable securities of $103.1 million as of September 30, 2024 will enable us to meet our anticipated capital requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

A failure of one or more clinical trials can occur at any stage of testing. The outcomes of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials or of clinical trials of the same product candidates in other indications, and interim or preliminary results of a clinical trial do not necessarily predict final results. There is one approved therapy targeting Claudin 18.2, a monoclonal antibody in combination with chemotherapy, and our anti-Claudin 18.2 ADC approach with EO-3021 may not result in a durable clinical outcome. In addition, while some results in patients, such as observations of stable disease, may suggest encouraging clinical activity with respect to a product candidate, we expect that stable disease would not be considered to be a sufficient response for regulatory approval purposes. Furthermore, we may observe adverse safety events in later trials that were not observed in prior trials, which would alter the anticipated risk-benefit profile of a product candidate and reduce the likelihood that it receives regulatory approval.

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

The FDA has granted Fast Track designation to EO-3021 for the treatment of patients with advanced or metastatic gastric and gastroesophageal junction cancer expressing Claudin 18.2 that has progressed on or after prior therapy. We may also seek Fast Track designation for our other product candidates.. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In some countries, particularly the countries of the European Union (the “EU”), the pricing of prescription biological products is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for biological products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the withdrawal of the United Kingdom (the “UK”) from its membership in the EU, often referred to as “Brexit”, has caused uncertainty in the current regulatory framework in Europe and could lead to the UK and EU adopting divergent laws and regulations, including those related to the pricing of prescription biological products, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription biological products, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the UK.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene (ATG-022), AstraZeneca (AZD0901/CMG901), Chia Tai Tianqing Pharmaceutical (TQB2103), Evopoint Biosciences (XNW27011), Innovent Biologics (IBI343), LaNova Medicines (LM-302), Merck KGaA/Jiangsu Hengrui (SHR-A1904), RemeGen (RC118), Shanghai Junshi Bioscience (JS107), Sichuan Kelun-Biotech Biopharmaceutical (SKB315), SystImmune (BL-M05D1) and TORL Biotherapeutics (CLDN18.2-307-ADC). We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities. For example, Astellas Pharma has received regulatory approval for a monoclonal antibody targeting Claudin 18.2 in combination with chemotherapy. Additional companies developing product candidates that target Claudin 18.2 include Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, FutureGen Biopharmaceutical, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that any potential HER3-ADC product candidate will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Alphamab Oncology (JSKN016), Daiichi Sankyo/Merck (patritumab deruxtecan/HER3-DXd), Duality Biologics (DB-1310), Innovent Biologics (IBI133), Jiangsu Hengrui (SHR-A2009), MediLink Therapeutics (Suzhou)/BioNTech (YL202/BNT236), Multitude Therapeutics (AMT-562), Shanghai Institute of Biological Products (SIBP-A13) and SystImmune/Bristol Myers Squibb (BL-B01D1/BMS-986507). We may face further competition from companies pursuing the development of product candidates that target

HER3 through other modalities, including Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for a potential HER3-ADC product candidate.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in June 2023, we closed an underwritten public offering of (i) 17,810,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. This public offering and subsequent transactions may have an additional impact on the price of our common stock. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024, all of the pre-funded warrants have been exercised and common warrants for 200,000 shares have been exercised.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold the majority of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

There is no public market for our purchase warrants.

There is no public trading market for the purchase warrants we issued in June 2023, and we do not expect a market to develop. In addition, we do not intend to apply to list the purchase warrants  on any securities exchange or nationally recognized trading system, including the Nasdaq Global Select Market. Without an active market, the liquidity of the purchase warrants will be limited.

Additionally, each holder of a purchase warrant  will not be entitled to exercise any portion of any purchase warrant which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the purchase warrant, as applicable, unless such percentage is increased upon at least 61 days’ prior notice.

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

In September 2024, we received notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC that the price of our common stock does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

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

Date: November 6, 2024

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)