Form 10-K
period 2024-12-31
Elevation Oncology, Inc.
filed 2025-03-06
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $135.2 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of February 28, 2025, there were 59,215,795 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize our product candidates, including EO-3021 and EO-1022;
●	the timing of our preclinical studies and clinical trials for our product candidates, including EO-3021 and EO-1022;
●	our ability to establish and maintain collaborations, including with CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”), our licensor and partner for EO-3021, and with Synaffix B.V. (“Synaffix”), whose technology platform we are using in developing EO-1022;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, our product candidates, including EO-3021 and EO-1022;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including fluctuating interest rates, potential tariffs, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Select Market and the potential liquidity and trading of our common stock; and
●	our expectations regarding expenses, future revenue, capital requirements and our needs for additional financing.

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

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC comprised of a fully human anti-Claudin 18.2 immunoglobulin G1 (“IgG1”) monoclonal antibody (“mAb”) site-specifically conjugated with a cleavable linker to the cytotoxic monomethyl auristatin E (“MMAE”) payload. Claudin 18.2 is overexpressed in several types of cancers, including gastric, esophageal, pancreatic, ovarian and lung. EO-3021 is currently being evaluated in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab, a PD-1 inhibitor, and ramucirumab, a VEGFR2 inhibitor, in patients with advanced, unresectable or metastatic gastric/gastroesophageal junction (“GEJ”) solid tumors.

In August 2024, we reported promising initial monotherapy data from the dose escalation portion of our ongoing Phase 1 clinical trial of EO-3021. This data demonstrated competitive efficacy, with a 42.8% confirmed objective response rate (“ORR”) in a biomarker-enriched population, and a differentiated safety profile, including minimal hematological toxicity and hepatotoxicity, and no peripheral neuropathy/hypoesthesia. We expect to report additional monotherapy safety and efficacy data from the dose escalation and expansion portions of the clinical trial in the second quarter of 2025.

Based on the initial clinical data, we are focusing the clinical development of EO-3021 on the first- and second-line treatment of advanced gastric/GEJ cancer, where EO-3021’s key attributes can potentially provide differentiated benefits and address unmet needs in both patient outcomes and safety. In December 2024, we announced preclinical proof-of-concept data indicating the combination potential of EO-3021 with VEGFR2 or PD-1 inhibitors. We expect to report initial data from the combination cohorts of the clinical trial in the fourth quarter of 2025 or the first quarter of 2026.

We have an active Investigational New Drug (“IND”) application for EO-3021 with the U.S. Food and Drug Administration (the “FDA”). EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including GEJ cancer) in November 2020 and for the treatment of pancreatic cancer in May 2021. Additionally, in September 2024, EO-3021 was granted Fast Track designation by the FDA for the treatment of patients with advanced or metastatic gastric/GEJ cancer expressing Claudin 18.2 that has progressed on or after prior therapy.

We currently retain worldwide development and commercialization rights for EO-3021 outside Greater China (the People’s Republic of China, Hong Kong, Macau and Taiwan).

Our second product candidate, EO-1022, is a potentially differentiated HER3 ADC being developed for the treatment of patients with HER3-expressing solid tumors, including breast cancer, non-small cell lung cancer and other solid tumors. EO-1022 is an ADC containing seribantumab, a fully human immunoglobulin G2 (“IgG2”) anti-HER3 mAb, and an MMAE payload, with glycan site-specific conjugation. In April 2024, we announced preclinical proof-of-concept data for our HER3 ADC program using a non-site-specific conjugation ADC. We expect to present preclinical data for EO-1022 in the second quarter of 2025 and to submit an IND application for EO-1022 in 2026.

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

Our Strategy

Our goal is to deliver safe and effective selective cancer therapies for patient populations with significant unmet medical needs. Key elements of our strategy include:

●	Rapidly advance our lead product candidate, EO-3021, an ADC targeting Claudin 18.2, through clinical development. We are currently evaluating EO-3021 in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab in the first-line setting and ramucirumab in the second-line setting of advanced gastric/GEJ cancer treatment. We expect to report additional monotherapy safety and efficacy data from the dose escalation and expansion portions of the clinical trial in the second quarter of 2025. We expect to report initial data from the combination cohorts of the clinical trial in the fourth quarter of 2025 or the first quarter of 2026.
●	Rapidly advance our second product candidate, EO-1022, a potentially differentiated ADC targeting HER3, through preclinical development. We expect to present preclinical data for EO-1022 in the second quarter of 2025 and submit an IND application for EO-1022 in 2026.
●	Evaluate strategic opportunities to potentially accelerate development timelines and enhance the commercial potential of our product candidates globally. We intend to leverage our ADC expertise to advance a novel pipeline. We plan to commercialize our product candidates in key markets, either alone or with strategic partners, and maximize the worldwide commercial potential of our programs.

Our Lead Product Candidate: EO-3021

EO-3021 is an ADC designed to target Claudin 18.2, which can selectively deliver a cytotoxic payload directly to cancer cells expressing Claudin 18.2. We believe Claudin 18.2 is overexpressed in a majority of gastric and GEJ cancers and is a clinically validated biomarker, with one Claudin 18.2 mAb (zolbetuximab) approved to be used in combination with chemotherapy for the first-line treatment of advanced gastric/GEJ adenocarcinoma that is Claudin 18.2 positive. We believe an ADC approach could maximize the reach and benefit of Claudin 18.2-targeting therapy, as an ADC harnesses both the specificity of the antibody and the cytotoxicity of the payload to potentially improve both efficacy and safety over standard of care.

We believe EO-3021 has the potential to be a differentiated Claudin 18.2 ADC, due to its competitive anti-tumor activity and differentiated safety profile. EO-3021 features site-specific conjugation at glutamine (Q295), which has been shown to increase ADC stability and minimize free payload compared to cysteine conjugation. Our initial clinical data showed competitive anti-tumor activity of 42.8% confirmed ORR in a biomarker-enriched patient population in advanced gastric/GEJ cancer, minimal payload-associated toxicities and limited overlapping toxicities with standard-of-care agents used in earlier lines of therapy. Therefore, we believe EO-3021 could be an active, more combinable Claudin 18.2 ADC to address unmet needs in the earlier lines of therapy for the treatment of advanced gastric/GEJ cancer.

In July 2022, we licensed the worldwide exclusive rights, outside Greater China, from a subsidiary of CSPC Pharmaceutical Group Limited (collectively with its affiliates, “CSPC”) to develop and commercialize products containing EO-3021 for the treatment of cancer.

We are evaluating EO-3021 in combination with dostarlimab, a PD-1 inhibitor, in the first-line setting and ramucirumab, a VEGFR2 inhibitor, in the second-line setting for the treatment of advanced gastric/GEJ cancer. We will sponsor and conduct all clinical development of both combinations and will assume all costs associated with the study.

We believe high unmet needs in first-line and second-line advanced gastric/GEJ cancer provide compelling market opportunities. Based on published studies, we believe approximately 60% of patients living with gastric/GEJ cancer have tumors expressing Claudin 18.2 in at least 20% of tumor cells at immunohistochemistry (“IHC”) 2+/3+. The incidence of gastric/GEJ cancer in the United States, Japan, France, Germany and the United Kingdom in 2024 has been estimated to be approximately 178,000.

Monotherapy Data from our Ongoing Phase 1 Clinical Trial

In August 2024, we reported initial monotherapy data from the dose escalation portion of our ongoing Phase 1 clinical trial of EO-3021. As of the data cutoff date of June 10, 2024, 32 patients had been treated in the dose escalation portion of the trial at four dose levels (ranging from 1.0 mg/kg to 2.9 mg/kg administered intravenously (“IV”) every three weeks (“Q3W”)), including 26 patients with gastric/GEJ cancer. The median age was 65 years (ranging from 45 to 83) and the median number of prior lines of therapy was three (ranging from one to seven).

Initial safety data were as follows:

●	As of the data cutoff date of June 10, 2024, EO-3021 was observed to be generally well-tolerated. No Grade 4 or 5 treatment-related adverse events were reported, and less than 10% of patients discontinued EO-3021 due to adverse events. No neutropenia or peripheral neuropathy/hypoesthesia, both known toxicities associated with MMAE, were observed in the safety population of 32 patients treated with EO-3021.
●	Across all grades, the most common treatment-emergent adverse events (reported in ≥20% of patients) were nausea (56%), decreased appetite (47%), fatigue (41%) and diarrhea (28%). Four dose-limiting toxicities (one each of Grade 3 fatigue, encephalopathy, worsening decreased appetite, and Grade 2 decreased appetite requiring a dose reduction at Cycle 2) were observed at the 2.9 mg/kg dose level, leading to the decision to select the 2.0 mg/kg and 2.5 mg/kg Q3W doses for evaluation in the dose expansion portion of the Phase 1 trial.

Initial efficacy data in gastric/GEJ cancer were as follows:

●	As of the data cutoff date of June 10, 2024, 15 patients with gastric/GEJ cancer were evaluable for efficacy with measurable disease, at least one post-baseline scan, and available Claudin 18.2 IHC results. Seven of these 15 patients (47%) had tumors with Claudin 18.2 expression in ≥20% of tumor cells at IHC 2+/3+. Claudin 18.2 expression was determined retrospectively using a Claudin 18.2-specific IHC assay.
●	In seven patients with Claudin 18.2 in ≥20% of tumor cells at IHC 2+/3+, the ORR was 42.8% (three confirmed partial responses, one of which was confirmed following the June 10, 2024, data cutoff) and the disease control rate (“DCR”) was 71.4%, including two patients with stable disease (“SD”).

●	In eight patients with Claudin 18.2 in <20% of tumor cells at IHC 2+/3+, the ORR was 0% and the DCR was 50%, including four patients with SD.

Preclinical Data Indicating Combination Potential

In December 2024, we announced preclinical proof-of-concept data indicating the combination potential of EO-3021 with VEGFR2 or PD-1 inhibitors. The in vivo data from preclinical studies evaluating the anti-tumor activity of EO-3021 with a VEGFR2 or PD-1 inhibitor showed:

●	treatment with EO-3021 and DC101, a surrogate of the VEGFR2 inhibitor ramucirumab, exhibited statistically superior tumor growth inhibition (“TGI”) compared to treatment with either EO-3021 or DC101 alone (TGI: 88.2% for EO-3021 in combination with DC101, compared to 20.1% for EO-3021 and 59.2% for DC101 alone); and
●	treatment with EO-3021 and a PD-1 inhibitor exhibited statistically superior TGI compared to treatment with either EO-3021 or a PD-1 inhibitor alone (TGI: 79.9% for EO-3021 in combination with a PD-1 inhibitor, compared to 33.8% for EO-3021 and 25.0% for a PD-1 inhibitor alone). 92% (11/12) of mice treated with the combination of EO-3021 and a PD-1 inhibitor achieved a complete response (“CR”), compared to 50% (6/12) of mice treated with EO-3021 monotherapy and 17% (2/12) of mice treated with a PD-1 inhibitor alone.

Clinical Development Plan

We have an active IND for EO-3021 with the FDA, and we are evaluating EO-3021 in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab, a PD-1 inhibitor, and ramucirumab, a VEGFR2 inhibitor, in patients with advanced, unresectable or metastatic gastric/GEJ solid tumors. We believe our initial monotherapy data suggested the potential for competitive efficacy and a differentiated safety profile, including minimal hematological toxicity and hepatotoxicity, and no peripheral neuropathy/hypoesthesia.

Based on these data, we are focusing the clinical development of EO-3021 on the first- and second-line treatment of advanced gastric/GEJ cancer, where EO-3021’s key attributes can potentially provide differentiated benefits and address unmet needs in both patient outcomes and safety.

In the monotherapy dose escalation part of our Phase 1 trial, we enrolled patients in increasing dose levels, including 1.0, 2.0, 2.5 and 2.9 mg/kg IV Q3W. The primary objective in dose escalation was to evaluate the safety and tolerability of EO-3021. In the ongoing dose expansion part of our Phase 1 trial, we are exploring two doses of EO-3021: 2.0 mg/kg IV Q3W and 2.5 mg/kg IV Q3W. These doses were selected with the goal of further characterizing EO-3021 in order to select an optimized dose for further clinical development. The primary objective in dose expansion is to evaluate preliminary anti-tumor activity of EO-3021. We have implemented prospective Claudin 18.2 expression testing as part of the patient screening process in the dose expansion portion of the Phase 1 trial, focusing enrollment on patients with a minimum of 25% of tumor cells at IHC 1+/2+/3+.

Patient dosing is ongoing in the combination portion of our Phase 1 trial. The combination cohorts are evaluating EO-3021 in combination with dostarlimab in the first-line setting and with ramucirumab in the second-line setting. By combining EO-3021 and dostarlimab, an immune checkpoint inhibitor, we aim to deliver synergistic benefit, potentially offering patients improved outcomes beyond those seen with the existing combination of immunotherapy and chemotherapy. The combination of an immunotherapy and chemotherapy agent is the standard of care for the treatment of gastric/GEJ cancer in the front-line setting. With the EO-3021 and ramucirumab combination, we aim to deliver improved tolerability and synergistic anti-tumor activity compared to the approved combination of ramucirumab and paclitaxel. The combination of ramucirumab and paclitaxel is the standard of care for the treatment of second-line gastric/GEJ cancer.

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

EO-3021 consists of a fully human IgG1 mAb that targets Claudin 18.2 and is site-specifically conjugated to the MMAE payload via a cleavable linker with a drug-to-antibody ratio (“DAR”) of 2. Site-specific conjugation at glutamine (Q295) increases ADC stability and has been shown to minimize free MMAE compared to cysteine conjugation.

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

Our Second Product Candidate: EO-1022

We are developing EO-1022, a potentially differentiated HER3 ADC for the treatment of patients with HER3-expressing solid tumors, including breast cancer and non-small cell lung cancer. EO-1022 combines seribantumab, a fully human IgG2 anti-HER3 mAb, and an MMAE payload with glycan site-specific conjugation. It is designed to leverage seribantumab’s desirable HER3 internalization properties and the latest site-specific ADC technology to treat patients living with solid tumors that express HER3.

In April 2024, we announced preclinical proof-of-concept data for our HER3 ADC program using a non-site-specific conjugated seribantumab ADC with an MMAE payload (HER3-ADC1). The in vitro and in vivo data from preclinical studies showed:

●	HER3-ADC1 binding to cancer cells, endocytosis, MMAE release and inhibition of proliferation were dependent on HER3 expression;
●	in cytotoxicity assays, HER3-ADC1 displayed HER3-dependent cell killing and outperformed a benchmark HER3 ADC with a deruxtecan payload, which is currently in clinical development; and

●	in a patient-derived xenograft (PDX) model of pancreatic cancer with high HER3 expression, HER3-ADC1 induced tumor regression, whereas an isotype-MMAE control and a benchmark HER3 ADC with a deruxtecan payload had only a modest effect.

In September 2024, we entered into a license agreement with Synaffix B.V. (“Synaffix”), giving us global access to Syanffix’s clinical stage, site-specific ADC technology platform, which we are using to develop EO-1022. If we successfully develop and commercialize EO-1022, we would potentially be obligated to pay Synaffix up to $365.5 million in development, regulatory and commercial milestones and tiered royalties in the low to mid-single digit percentages on net sales.

We expect to present preclinical data for EO-1022 in the second quarter of 2025 and to file an IND application for EO-1022 in 2026.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene, AstraZeneca, Chia Tai Tianqing Pharmaceutical, Evopoint Biosciences, Innovent Biologics, LaNova Medicines, Merck KGaA/Jiangsu Hengrui, RemeGen, Shanghai Junshi Bioscience, Sichuan Kelun-Biotech Biopharmaceutical, SystImmune and TORL Biotherapeutics. We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities. For example, Astellas Pharma has received regulatory approval for a mAb targeting Claudin 18.2 in combination with chemotherapy for the first-line treatment of advanced gastric/GEJ adenocarcinoma that is Claudin 18.2 positive. Additional companies developing product candidates that target Claudin 18.2 include Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, FutureGen Biopharmaceutical, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that EO-1022 will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Alphamab Oncology, Daiichi Sankyo/Merck, Duality Biologics, Innovent Biologics, Jiangsu Hengrui, MediLink Therapeutics (Suzhou)/BioNTech, Multitude Therapeutics, Shanghai Institute of Biological Products and SystImmune/Bristol Myers Squibb. We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities. For example, Merus has received regulatory approval for a bispecific antibody (zenocutuzumab) targeting HER2 and HER3. Additional companies developing product candidates that target HER3 include Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for EO-1022.

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

Our wholly-owned patent portfolio includes a patent family with claims directed to antibodies and related compositions covering seribantumab, as well as methods of treating cancer using such antibodies and compositions. The family contains three U.S. patents directed to seribantumab which expire in February 2028 and a fourth U.S. patent which expires in October 2029 (including 614 days of Patent Term Adjustment), subject to any disclaimers or extensions. The family also contains a pending U.S. application, which if issued, would expire in February 2028, subject to any disclaimers or extensions.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases. In Phase 1, the initial introduction of the drug or biologic into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence. Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), creates an abbreviated approval pathway for biological products shown to be biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilars are licensed based on the FDA’s findings of safety, purity and potency for a previously FDA-licensed product called a reference product. There must be no differences in route of administration, dosage form and strength to rely on a given reference product, and there must be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency one or more conditions of use for which the reference product is approved. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, absent a waiver from the FDA. A biosimilar product may also meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider if the sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose some hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

A reference product is granted 12 years of data exclusivity from the time of first licensure, or BLA approval, of the reference product and, during that 12 years of data exclusivity, no application for a biosimilar relying on the reference product can be submitted for four years. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for exclusivity, precluding marketing of interchangeable biosimilars referencing the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar to be approved, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Human Capital Resources

As of December 31, 2024, we had 34 full-time employees. Of these employees, five held M.D. and/or Ph.D. degrees, and seven were engaged in research, development and technical operations. From time to time, we also retain independent contractors and consultants to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

ELEVATION ONCOLOGY and the Elevation Oncology logo are our registered trademarks. Any other trademarks appearing in this Annual Report are the property of their respective holders.

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

●	Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.
●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our lead product candidate, EO-3021. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-3021 or any other product candidate.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.
●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.
●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for our product candidates or any future product candidates that require or

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

Risks related to our financial position and need for additional capital

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of our product candidates.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. There is no assurance that we will obtain financing from other sources. The uncertainty with respect to our operations and the capital markets generally may make it more challenging to raise additional capital on favorable terms, if at all.

In addition, we expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, seek regulatory approval for, and commercialize our lead product candidate EO-3021 and our second product candidate EO-1022, and potentially add personnel necessary to operate as a commercial-stage public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs, efforts to achieve regulatory approval and preparation for commercialization.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of EO-3021 and EO-1022. The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including inflation, interest rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. These factors may make it challenging to raise additional capital on favorable terms, if at all. A severe or prolonged economic downturn could result in a variety of risks to our business, including in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our expenditures for research and development of our product candidates, and may be required to suspend development of our product candidates.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the years ended December 31, 2024 and 2023, we had a net loss of $44.5 million and $45.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $240.5 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the licensing, acquisition and clinical development of EO-3021, EO-1022 and seribantumab. To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under a debt facility. As of December 31, 2024, our cash, cash equivalents and marketable securities were $93.2 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we seek to advance EO-3021, EO-1022 and other product candidates through clinical and preclinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur increasing research and development expenses in connection with our planned clinical trials for EO-3021 and the development of EO-1022 and other product candidates we may choose to pursue. In addition, if we obtain marketing approval for any product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of such product candidate. Since our initial public offering (“IPO”), we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, a product candidate. Our ability to generate revenue and become profitable will depend on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully meet our clinical endpoints in our clinical trials for our product candidates;
●	initiate and successfully complete all safety, pharmacokinetic and other registrational-enabling studies required to obtain U.S. and foreign marketing approval for our product candidates;
●	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
●	submit a BLA for each of our product candidates to the FDA that is filed by the FDA;
●	obtain marketing approval for our product candidates;

●	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
●	successfully manufacture or contract with others to manufacture our product candidates;
●	commercialize our product candidates, if approved, by building a sales force or entering into collaborations with third parties;
●	obtain, maintain, protect and defend our intellectual property portfolio;
●	achieve market acceptance of our product candidates with the medical community and with third-party payors; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. In July 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), and in May 2024, we entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell to or through TD Cowen acting as agent and/or principal, shares of our common stock having aggregate gross proceeds of up to $75.0 million. Under the 2024 Sales Agreement, TD Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. However, our ability to raise capital under an ATM facility or other registration statements may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which the ATM facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Also in July 2022, we entered into the Loan Agreement with K2HV to provide up to $50.0 million principal amount in term loans.

We believe our cash, cash equivalents and marketable securities of $93.2 million as of December 31, 2024 will enable us to meet our anticipated capital requirements into 2026. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for our product candidates;
●	disruptions or delays in enrollment of our clinical trials;
●	the extent to which we develop, in-license or acquire other product candidates or technologies;
●	the number and development requirements of future product candidates that we may pursue, and indications for product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals for our product candidates and any companion or complementary diagnostics that we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from commercial sales of our product candidates, if approved;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;

●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize our product candidates or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments that we are required to make or are eligible to receive under any such collaborations.

We require additional capital to complete our planned clinical development programs for our current product candidates to obtain regulatory approval. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors over which we may have no or limited control, including financial institutions that may experience insolvency or financial distress. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of our product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Further, the interest rate of the Term Loan issued under the Loan Agreement is based on the published prime rate, a floating rate, subject to a minimum rate set in the Loan Agreement. The Federal Reserve may maintain interest rates at relatively high levels, fail to decrease interest rates in line with market expectations or raise interest rates to combat the effects of inflation. An increase in the prime rate above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

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

We have initiated a Phase 1 clinical trial of EO-3021 and preclinical studies of EO-1022, and the risk of failure is high for the development of EO-3021, EO-1022 and any of our future product candidates. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

A failure of one or more clinical trials can occur at any stage of testing. The outcomes of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials or of clinical trials of the same product candidates in other indications, and interim or preliminary results of a clinical trial do not necessarily predict final results. There is one approved therapy targeting Claudin 18.2 – a monoclonal antibody (“mAb”) (zolbetuximab) to be used in combination with chemotherapy for the first-line treatment of advanced gastric/GEJ adenocarcinoma that is Claudin 18.2 positive – and our Claudin 18.2 ADC approach with EO-3021 may not result in a durable clinical outcome. There is one approved therapy targeting HER3 – a bispecific antibody (zenocutuzumab) – and our HER3 ADC approach with EO-1022 may not result in a durable clinical outcome. In addition, while some results in patients, such as observations of stable disease, may suggest encouraging clinical activity with respect to a product candidate, we expect that stable disease would not be considered to be a sufficient response for regulatory approval purposes. Furthermore, we may observe adverse safety events in later trials that were not observed in prior trials, which would alter the anticipated risk-benefit profile of a product candidate and reduce the likelihood that it receives regulatory approval.

The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, in 2021, the Oncology Center of Excellence within the FDA advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative advanced in 2022 with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, an initiative advanced in 2021 to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflect the demographic representation of patients for whom the medical products are intended. More recently, as part of the Food and Drug Omnibus Reform Act (“FDORA”), sponsors will be required to submit Diversity Action Plans (“DAPs”) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. Actions taken by the new Presidential administration have created significant uncertainty as to whether Project Equity will continue and whether the statutory requirements related to DAPs will be implemented by FDA in the near future. We are considering these and other policy changes as they relate to our programs.

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial or obtain timely marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on any of our clinical trials for a variety of reasons, including safety concerns and noncompliance with regulatory requirements. If we are not able to complete successful clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Enrolling patients for our clinical trials requires promptly identifying cancer patients, who in some cases may be required to meet specific biomarker expression cutoffs, and placing these patients in one of our qualified sites in a timely manner. We have implemented prospective Claudin 18.2 expression testing as part of the patient screening process in our ongoing Phase 1 clinical trial of EO-3021. We have relied, and may in the future rely, on several diagnostic partners to conduct initial testing to identify patients that are eligible for our clinical trials. If one or more of these partners encounters delays or is otherwise unable to conduct these tests and identify potential patients, enrollment in our clinical trials may be substantially delayed. In addition, these partners work with several other companies, including our competitors, and may divert resources to collaborations with these other companies, which may detrimentally affect enrollment in our clinical trials. Patient enrollment is also affected by other factors, including:

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

Results of our planned clinical trials of EO-3021 and our other product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, clinical trials evaluating Claudin 18.2 ADCs, including those that use MMAE payloads, such as EO-3021, have reported adverse events of nausea, vomiting, neutropenia, peripheral neuropathy and ocular toxicity. Some patients in our ongoing Phase 1 clinical trial of EO-3021 have experienced keratitis as an adverse event, which has been monitorable with ophthalmic examination, manageable with prophylactic eye drops and dose modification, and reversible. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

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

In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval of the drug;
●	we may decide to or be required to recall a product or change the way the drug is administered to patients;
●	regulatory authorities may require additional warnings in the labeling, such as a contraindication or a boxed warning, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	we may be required to implement a risk evaluation and mitigation strategy (“REMS”), or create a medication guide outlining the risks of such side effects for distribution to patients;
●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
●	we could be sued and held liable for harm caused to patients;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the drug could become less competitive; and
●	our reputation may suffer.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

●	may not deem our product candidate to be safe and effective;
●	determines that the product candidate does not have an acceptable benefit-risk profile;
●	determines in the case of a BLA seeking accelerated approval that the BLA does not provide evidence that the product candidate represents a meaningful advantage over available therapies for each tumor type;
●	determines that the objective response rate (“ORR”) and duration of response are not clinically meaningful;
●	determines that a tissue agnostic indication is not appropriate, for example, because a consistent anti-tumor effect is not observed across multiple tumor types or the response is too heavily weighted on a specific tumor type;
●	may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
●	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
●	may determine that the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	may not accept clinical data from trials, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	may disagree regarding the formulation, labeling and/or specifications;

●	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
●	may change approval policies or adopt new regulations; or
●	may not file a submission due to, among other reasons, the content or formatting of the submission.

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

Our failure to obtain marketing approval in jurisdictions outside the United States would prevent our product candidates from being marketed in those jurisdictions, and any approval we are granted for them in the United States would not assure approval in other jurisdictions.

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

The FDA has granted orphan drug designation in the United States to EO-3021 for the treatment of gastric cancer (including cancer of gastroesophageal junction) and for the treatment of pancreatic cancer. We may apply for an additional orphan drug designation in the United States or other geographies for EO-3021, EO-1022 or our future product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. For instance, in the case of a request for orphan drug designation for a tumor agnostic indication, preliminary findings of a product candidate’s treatment effect that is not observed across multiple tumor types or that is too heavily weighted on a specific tumor type may not be sufficient for the FDA to grant a tumor agnostic orphan drug designation. Even if we obtain orphan drug designation for a product candidate in specific indications, we may not be the first to obtain regulatory approval of the product candidate for the orphan-designated indication, due to the uncertainties associated with developing biological products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other future product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy designation for EO-3021, EO-1022 or our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

The FDA has granted Fast Track designation to EO-3021 for the treatment of patients with advanced or metastatic gastric and gastroesophageal junction cancer expressing Claudin 18.2 that has progressed on or after prior therapy. We may also seek Fast Track designation for EO-1022 or our future product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. For example, in 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion or complementary diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. In addition, CMS bundles the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and CMS pays for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, in 2018, CMS finalized its National Coverage Determination (the “NCD”), for certain diagnostic laboratory tests using next generation sequencing that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the NCD, diagnostic tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage and be available for patients with recurrent, metastatic relapsed, refractory or stages III and IV cancer. Additionally, the NCD extended coverage to repeat testing when the patient has a new primary diagnosis of cancer.

Over the past several years, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

For example, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Inflation Reduction Act (the “IRA”) until January 2032. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products.

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or  D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while the full economic impact of the IRA is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the FDA released a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion or complementary diagnostics or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Further, in 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

We are subject to certain anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

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

There is substantial uncertainty regarding the new U.S. presidential administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

FDA-regulated industries, such as ours, face substantial uncertainty with regard to the regulatory environment we will face as we proceed with research and development efforts and potentially commercialization efforts following the commencement of a new U.S. presidential administration in January 2025. Some of the new administration’s initiatives have manifested in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates and obtain regulatory approvals. There remains general uncertainty regarding future activities by the new administration, which could include the issuance of executive orders, regulations, policies or guidance that adversely affect our business and operations or create a more challenging or costly environment to pursue the development of product candidates. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our business and operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on our business.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we expect to be dependent on third parties to conduct our planned preclinical studies and clinical trials of our product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of third parties on whom we rely, to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other biological product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Subject to certain exceptions, we are required to acquire our clinical and commercial supply of EO-3021 primarily from CSPC in China. Further, we have entered into clinical supply agreements with Eli Lilly and Company and GSK to supply ramucirumab and dostarlimab, respectively, for combination cohorts in our ongoing Phase 1 clinical trial of EO-3021. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, products or other supply, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each such product candidate if it is approved for sale for these indications, acceptance by the medical community, patient access, drug and any related companion or complementary diagnostic pricing and their reimbursement. The total addressable market opportunity for product candidates we may develop may depend upon commercially available next generation sequencing testing.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-3021 will compete against other ADCs targeting Claudin 18.2. Several such candidates are currently in clinical development, including those of Antengene, AstraZeneca, Chia Tai Tianqing Pharmaceutical, Evopoint Biosciences, Innovent Biologics, LaNova Medicines, Merck KGaA/Jiangsu Hengrui, RemeGen, Shanghai Junshi Bioscience, Sichuan Kelun-Biotech Biopharmaceutical, SystImmune and TORL Biotherapeutics. We may face further competition from companies pursuing the development of product candidates that target Claudin 18.2 through other modalities. For example, Astellas Pharma has received regulatory approval for a mAb (zolbetuximab) to be used in combination with chemotherapy for the first-line treatment of advanced gastric/GEJ adenocarcinoma that is Claudin 18.2 positive. Additional companies developing product candidates that target Claudin 18.2 include Beijing Mabworks Biotech, CARsgen Therapeutics, Flame Biosciences, FutureGen Biopharmaceutical, Jiangsu Aosaikang Pharmaceutical, Legend Biotech, NovaRock Biotherapeutics, Shanghai Longyao Biotechnology, Transcenta Holding, Triumvira Immunologics, Zai Lab and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting Claudin 18.2 in general, which could in turn negatively impact the regulatory approval process for EO-3021.

We expect that EO-1022 will compete against other ADCs targeting HER3.Several such candidates are currently in clinical development, including those of Alphamab Oncology, Daiichi Sankyo/Merck, Duality Biologics, Innovent Biologics, Jiangsu Hengrui, MediLink Therapeutics (Suzhou)/BioNTech, Multitude Therapeutics, Shanghai Institute of Biological Products and SystImmune/Bristol Myers Squibb. We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities. For example, Merus has received regulatory approval for a bispecific antibody (zenocutuzumab) targeting HER2 and HER3. Additional companies developing product candidates that target HER3 include Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for EO-1022.

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

In addition, the state of California enacted the CCPA, which imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. In addition, CPRA, which went into effect in 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect in 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect in 2023, and Utah enacted the Consumer Privacy Act, which became effective in 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, or proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. Additionally, laws, regulations, rules and standards in many foreign jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information, which may impose significant compliance obligations on us. For example, in the EU, the processing of personal data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”).

In 2018, the GDPR took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfers) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of cross-border transfers of personal data from clinical trial sites located in the EEA to the other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). Notably, the United States is one such country, although the EU-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the United Kingdom and Switzerland) to certified companies in the United States. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the United States to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data. Additionally, following the withdrawal by the UK from the EU and the EEA, companies must comply with both the GDPR and the UK GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Further, recent legal developments in Europe and the UK have created complexity and compliance uncertainty regarding certain transfers of information from the UK and EEA to the United States. For example, in 2020, the Court of Justice of the EU (the “CJEU”), declared the EU-U.S. Privacy Shield framework (the “Privacy Shield”) to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted many significant changes to U.S. tax laws. It is uncertain if and to what extent various states will conform to the TCJA, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, our wholly-owned patent portfolio includes a patent family with claims directed to antibodies and related compositions covering seribantumab, as well as methods of treating cancer using such antibodies and compositions. The family contains three U.S. patents directed to seribantumab which expire in February 2028 and a fourth U.S. patent which expires in October 2029 (including 614 days of Patent Term Adjustment), subject to any disclaimers or extensions. The family also contains a pending U.S. application, which if issued, would expire in February 2028, subject to any disclaimers or extensions. In addition, the above-discussed patent family includes granted patents in China, Europe, Hong Kong, Israel, and Japan with claims directed to compositions of matter covering seribantumab and related methods of therapy. These patents expire in February 2028, subject to any disclaimers or extensions. Depending upon the timing, duration and other factors relating to any FDA marketing approval we receive for seribantumab, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost to the regulatory review process during which the sponsor was unable to commercially market its new product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug is eligible for the extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available for our patents, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this filing and the following:

●	our ability to continue as a going concern;
●	enrollment or results of clinical trials of our product candidates, or those of our competitors, licensors or collaborators, or changes in the development status of our product candidates;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	political instability, including the prospect or occurrence of a federal government shutdown;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including fluctuating interest rates, potential tariffs, market volatility and inflation, and the impact of geopolitical tensions with China and ongoing regional military conflicts.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in June 2023, we closed an underwritten public offering of (i) 17,810,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. As of December 31, 2024, all of the pre-funded warrants have been exercised and common warrants for 200,000 shares have been exercised. This public offering and subsequent transactions may have an additional impact on the price of our common stock. Additionally, in 2024, we sold 11,625,295 shares of our common stock pursuant to the 2022 Sales Agreement with Cowen under our then-at-the-market offering facility. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, compliance and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of all our stakeholders and especially preventing any breach, loss or compromise of clinical trial participant personal data. We are a virtual company, and our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party CROs, CMOs and other vendors, contractors and consultants. Our Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are fully integrated into our ERM program and are based on recognized frameworks established by the Center for Internet Security Controls Framework and other applicable industry standards, with quarterly review and adjustment of safeguards for continuous improvement. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ELEV” on The Nasdaq Stock Market and has been publicly traded since June 25, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 28, 2025, there were approximately 9 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

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

Our Lead Product Candidate: EO-3021

Our lead product candidate, EO-3021 (also known as SYSA1801 or CPO102), is an ADC comprised of a fully human anti-Claudin 18.2 immunoglobulin G1 (“IgG1”) monoclonal antibody (“mAb”) site-specifically conjugated with a cleavable linker to the cytotoxic monomethyl auristatin E (“MMAE”) payload. Claudin 18.2 is overexpressed in several types of cancers, including gastric, esophageal, pancreatic, ovarian and lung. EO-3021 is currently being evaluated in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab, a PD-1 inhibitor, and ramucirumab, a VEGFR2 inhibitor, in patients with advanced, unresectable or metastatic gastric/gastroesophageal junction (“GEJ”) solid tumors.

In August 2024, we reported promising initial monotherapy data from the dose escalation portion of our ongoing Phase 1 clinical trial of EO-3021. This data demonstrated competitive efficacy, with a 42.8% confirmed objective response rate (“ORR”) in a biomarker-enriched population, and a differentiated safety profile, including minimal hematological toxicity and hepatotoxicity, and no peripheral neuropathy/hypoesthesia. We expect to report additional monotherapy safety and efficacy data from the dose escalation and expansion portions of the clinical trial in the second quarter of 2025.

Based on the initial clinical data, we are focusing the clinical development of EO-3021 on the first- and second-line treatment of advanced gastric/GEJ cancer, where EO-3021’s key attributes can potentially provide differentiated benefits and address unmet needs in both patient outcomes and safety. In December 2024, we announced preclinical proof-of-concept data indicating the combination potential of EO-3021 with VEGFR2 or PD-1 inhibitors. We expect to report initial data from the combination cohorts of the clinical trial in the fourth quarter of 2025 or the first quarter of 2026.

We have an active Investigational New Drug (“IND”) application for EO-3021 with the U.S. Food and Drug Administration (the “FDA”). EO-3021 was granted orphan drug designation by the FDA for the treatment of gastric cancer (including GEJ cancer) in November 2020 and for the treatment of pancreatic cancer in May 2021. Additionally, in September 2024, EO-3021 was granted Fast Track designation by the FDA for the treatment of patients with advanced or metastatic gastric/GEJ cancer expressing Claudin 18.2 that has progressed on or after prior therapy.

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

Monotherapy Data from our Ongoing Phase 1 Clinical Trial

In August 2024, we reported initial monotherapy data from the dose escalation portion of our ongoing Phase 1 clinical trial of EO-3021. As of the data cutoff date of June 10, 2024, 32 patients had been treated in the dose escalation portion of the trial at four dose levels (ranging from 1.0 mg/kg to 2.9 mg/kg administered intravenously (“IV”) every three weeks (“Q3W”)), including 26 patients with gastric/GEJ cancer. The median age was 65 years (ranging from 45 to 83) and the median number of prior lines of therapy was three (ranging from one to seven).

Initial safety data were as follows:

●	As of the data cutoff date of June 10, 2024, EO-3021 was observed to be generally well-tolerated. No Grade 4 or 5 treatment-related adverse events were reported, and less than 10% of patients discontinued EO-3021 due to adverse events. No neutropenia or peripheral neuropathy/hypoesthesia, both known toxicities associated with MMAE, were observed in the safety population of 32 patients treated with EO-3021.Across all grades, the most common treatment-emergent adverse events (reported in ≥20% of patients) were nausea (56%), decreased appetite (47%), fatigue (41%) and diarrhea (28%). Four dose-limiting toxicities (one each of Grade 3 fatigue, encephalopathy, worsening decreased appetite, and Grade 2 decreased appetite requiring a dose reduction at Cycle 2) were observed at the 2.9 mg/kg dose level, leading to the decision to select the 2.0 mg/kg and 2.5 mg/kg Q3W doses for evaluation in the dose expansion portion of the Phase 1 trial.

Initial efficacy data in gastric/GEJ cancer were as follows:

●	As of the data cutoff date of June 10, 2024, 15 patients with gastric/GEJ cancer were evaluable for efficacy with measurable disease, at least one post-baseline scan, and available Claudin 18.2 immunohistochemistry (“IHC”) results. Seven of these 15 patients (47%) had tumors with Claudin 18.2 expression in ≥20% of tumor cells at IHC 2+/3+. Claudin 18.2 expression was determined retrospectively using a Claudin 18.2-specific IHC assay.
●	In seven patients with Claudin 18.2 in ≥20% of tumor cells at IHC 2+/3+, the ORR was 42.8% (three confirmed partial responses, one of which was confirmed following the June 10, 2024, data cutoff) and the disease control rate (“DCR”) was 71.4%, including two patients with stable disease (“SD”).
●	In eight patients with Claudin 18.2 in <20% of tumor cells at IHC 2+/3+, the ORR was 0% and the DCR was 50%, including four patients with SD.

Preclinical Data Indicating Combination Potential

In December 2024, we announced preclinical proof-of-concept data indicating the combination potential of EO-3021 with VEGFR2 or PD-1 inhibitors. The in vivo data from preclinical studies evaluating the anti-tumor activity of EO-3021 with a VEGFR2 or PD-1 inhibitor showed:

●	treatment with EO-3021 and DC101, a surrogate of the VEGFR2 inhibitor ramucirumab, exhibited statistically superior tumor growth inhibition (“TGI”) compared to treatment with either EO-3021 or DC101 alone (TGI: 88.2% for EO-3021 in combination with DC101, compared to 20.1% for EO-3021 and 59.2% for DC101 alone); and
●	treatment with EO-3021 and a PD-1 inhibitor exhibited statistically superior TGI compared to treatment with either EO-3021 or a PD-1 inhibitor alone (TGI: 79.9% for EO-3021 in combination with a PD-1 inhibitor, compared to 33.8% for EO-3021 and 25.0% for a PD-1 inhibitor alone). 92% (11/12) of mice treated with the combination of EO-3021 and a PD-1 inhibitor achieved a complete response (“CR”), compared to 50% (6/12) of mice treated with EO-3021 monotherapy and 17% (2/12) of mice treated with a PD-1 inhibitor alone.

Clinical Development Plan

We have an active IND for EO-3021 with the FDA, and we are evaluating EO-3021 in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab, a PD-1 inhibitor, and ramucirumab, a VEGFR2 inhibitor, in patients with advanced, unresectable or metastatic gastric/GEJ solid tumors. We believe our initial monotherapy data suggested the potential for competitive efficacy and a differentiated safety profile, including minimal hematological toxicity and hepatotoxicity, and no peripheral neuropathy/hypoesthesia.

Based on these data, we are focusing the clinical development of EO-3021 on the first- and second-line treatment of advanced gastric/GEJ cancer, where EO-3021’s key attributes can potentially provide differentiated benefits and address unmet needs in both patient outcomes and safety.

In the monotherapy dose escalation part of our Phase 1 trial, we enrolled patients in increasing dose levels, including 1.0, 2.0, 2.5 and 2.9 mg/kg IV Q3W. The primary objective in dose escalation was to evaluate the safety and tolerability of EO-3021. In the ongoing dose expansion part of our Phase 1 trial, we are exploring two doses of EO-3021: 2.0 mg/kg IV Q3W and 2.5 mg/kg IV Q3W. These doses were selected with the goal of further characterizing EO-3021 in order to select an optimized dose for further clinical development. The primary objective in dose expansion is to evaluate preliminary anti-tumor activity of EO-3021. We have implemented prospective Claudin 18.2 expression testing as part of the patient screening process in the dose expansion portion of the Phase 1 trial, focusing enrollment on patients with a minimum of 25% of tumor cells at IHC 1+/2+/3+.

Patient dosing is ongoing in the combination portion of our Phase 1 trial. The combination cohorts are evaluating EO-3021 in combination with dostarlimab in the first-line setting and with ramucirumab in the second-line setting. By combining EO-3021 and dostarlimab, an immune checkpoint inhibitor, we aim to deliver synergistic benefit, potentially offering patients improved outcomes beyond those seen with the existing combination of immunotherapy and chemotherapy. The combination of an immunotherapy and chemotherapy agent is the standard of care for the treatment of gastric/GEJ cancer in the front-line setting. With the EO-3021 and ramucirumab combination, we aim to deliver improved tolerability and synergistic anti-tumor activity compared to the approved combination of ramucirumab and paclitaxel. The combination of ramucirumab and paclitaxel is the standard of care for the treatment of second-line gastric/GEJ cancer.

Our Second Product Candidate: EO-1022

We are developing EO-1022, a potentially differentiated HER3 ADC for the treatment of patients with HER3-expressing solid tumors, including breast cancer and non-small cell lung cancer. EO-1022 combines seribantumab, a fully human immunoglobulin G2 (“IgG2”) anti-HER3 mAb, and an MMAE payload with glycan site-specific conjugation. It is designed to leverage seribantumab’s desirable HER3 internalization properties and the latest site-specific ADC technology to treat patients living with solid tumors that express HER3.

In April 2024, we announced preclinical proof-of-concept data for our HER3 ADC program using a non-site-specific conjugated seribantumab ADC with an MMAE payload (HER3-ADC1). The in vitro and in vivo data from preclinical studies showed:

●	HER3-ADC1 binding to cancer cells, endocytosis, MMAE release and inhibition of proliferation were dependent on HER3 expression;
●	in cytotoxicity assays, HER3-ADC1 displayed HER3-dependent cell killing and outperformed a benchmark HER3 ADC with a deruxtecan payload, which is currently in clinical development; and
●	in a patient-derived xenograft (PDX) model of pancreatic cancer with high HER3 expression, HER3-ADC1 induced tumor regression, whereas an isotype-MMAE control and a benchmark HER3 ADC with a deruxtecan payload had only a modest effect.

In September 2024, we entered into a license agreement with Synaffix B.V. (“Synaffix”), giving us global access to Syanffix’s clinical stage, site-specific ADC technology platform, which we are using to develop EO-1022. If we successfully develop and commercialize EO-1022, we would potentially be obligated to pay Synaffix up to $365.5 million in development, regulatory and commercial milestones and tiered royalties in the low to mid-single digit percentages on net sales.

We expect to present preclinical data for EO-1022 in the second quarter of 2025 and to file an IND application for EO-1022 in 2026.

Financial Overview

Since inception, we have incurred significant operating losses annually. We have devoted substantial resources to in-licensing and developing EO-3021, developing EO-1022, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $44.5 million and $45.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $240.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, acquisition, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $93.2 million as of December 31, 2024 will enable us to meet our anticipated capital requirements into 2026. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

At-the-Market Offerings

During the year ended December 31, 2024, we sold 11,625,295 shares of common stock pursuant to our Sales Agreement entered into in July 2022 (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under our then-at-the-market offering facility (the “2022 ATM Facility”), with net proceeds of approximately $44.2 million after deducting issuance costs.

In May 2024, we entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). We will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of December 31, 2024, we have not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Our operating expenses have consisted solely of research and development costs and general and administrative costs. Research and development expenses consist primarily of costs related to our research activities, including the development of our product candidates, and costs incurred for the in-licensing of EO-3021. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities;
●	external research and development expenses incurred in connection with the preclinical development of EO-3021 and EO-1022, as well as the preclinical and clinical development of seribantumab, including expenses incurred under agreements with contract research organizations and consultants;
●	costs incurred with contract manufacturing organizations that manufacture drug products for use in our preclinical studies and clinical trials of seribantumab;
●	fees paid to consultants for services directly related to our product development and regulatory efforts; and
●	costs related to compliance with regulatory requirements related to conducting our clinical activity.

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

To date, our research and development expenses have primarily been incurred to advance EO-3021, EO-1022 and seribantumab. We expect that significant additional spending will be required to advance our product candidates through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2024	2023	Change
EO-3021 clinical program	$13,274	$6,095	$7,179
Seribantumab clinical program	3,692	10,326	(6,634)
Discovery, preclinical, and other unallocated research and development expense	3,356	1,445	1,911
Personnel expenses (including stock-based compensation)	8,275	7,568	707
Total research and development expenses	$28,597	$25,434	$3,163

The successful development and commercialization of EO-3021, EO-1022 or any future product candidates is highly uncertain. The success of EO-3021, EO-1022 or any future product candidate will depend on several factors, including the following:

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

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities.

Interest Expense

Interest expense consists of interest expense on borrowings under the K2HV Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $123.9 million which can be carried forward indefinitely. As of December 31, 2024, we had state net operating loss carryforwards of $8.6 million which begin to expire in 2036. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $10.8 million and $1.1 million, respectively, which begin to expire in 2035. We have recorded a full valuation allowance against our net deferred tax assets at each consolidated. balance sheet date.

Restructuring Charges

The restructuring charges totaling $5.1 million in the first quarter of 2023 relate to costs incurred in respect of the reprioritization and realignment of resources, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$28,597	$25,434	$3,163
General and administrative	16,106	14,904	1,202
Restructuring charges	—	5,107	(5,107)
Total operating expenses	44,703	45,445	(742)
Loss from operations	(44,703)	(45,445)	742
Other income (expense), net
Interest income (expense)	1,203	(229)	1,432
Loss on extinguishment of debt	(942)	—	(942)
Other income (expense), net	261	(229)	490
Loss before income taxes	(44,442)	(45,674)	1,232
Income tax expense	43	30	13
Net loss	$(44,485)	$(45,704)	$1,219

Research and Development Expenses

Research and development expenses were $28.6 million for the year ended December 31, 2024, compared to $25.4 million for the year ended December 31, 2023. The increase of $3.2 million was primarily due to a $5.6 million increase in clinical trial expenses for our lead product candidate, EO-3021, $2.5 million in expenses to in-license certain technology for our recently nominated EO-1022 candidate, and $0.7 million increase in personnel expenses, including stock-based compensation. The increase is partially offset by a $4.9 million decrease in costs related to manufacturing clinical supply of seribantumab, and $0.7 million decrease in medical affairs expense.

General and Administrative Expenses

General and administrative expenses were $16.1 million for the year ended December 31, 2024, compared to $14.9 million for the year ended December 31, 2023. The increase of $1.2 million was primarily due to an increase of $1.9 million in professional fees and personnel expenses, including stock-based compensation, which was partially offset by a decrease of $0.7 million in administrative costs, including directors’ and officers’ insurance.

Restructuring Charges

Restructuring charges were $5.1 million for the year ended December 31, 2023, and consisted primarily of charges related to the pipeline prioritization and realignment of resources to advance our EO-3021 product candidate, including $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits. No such charges were incurred during the year ended December 31, 2024.

Other Income (Expense), Net

Other income, net, was $0.3 million for the year ended December 31, 2024, compared to $0.2 million of other expense, net, for the year ended December 31, 2023. The components of other income (expense), net, were as follows:

Interest Income

Interest income of $5.2 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively, was associated with the balance of marketable securities.

Interest Expense

Interest expense of $4.0 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively, consisted primarily of cash and non-cash interest related to our debt facility with K2HV.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.9 million during the year ended December 31, 2024 consisted of expenses incurred in conjunction with the amendment to our debt facility with K2HV determined to be an extinguishment.

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $93.2 million. Based on current operating plans, we do not expect that this amount will meet our anticipated capital requirements over the next 12 months.

In July 2022, we entered into a Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we were permitted to offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “2022 ATM Shares”) at market prices (the “2022 ATM Facility”). During the year ended December 31, 2024, we sold 11,625,295 shares of common stock pursuant to the 2022 Sales Agreement, for net proceeds of $44.2 million, after deducting issuance costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Statement of cash flows data:
Cash used in operating activities	$(36,364)	$(56,180)
Cash (used in) provided by investing activities	(8,365)	11,543
Cash provided by financing activities	44,938	47,975
Net increase in cash and cash equivalents	$209	$3,338

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $36.4 million, which consisted primarily of our net loss of $44.5 million, and $1.5 million of net amortization of premium and interest on marketable securities, partially offset by $3.9 million of cash provided by changes in our operating assets and liabilities, $4.3 million of stock-based compensation expense, $0.9 million of loss on extinguishment of debt related to amending our debt facility, and $0.5 million of non-cash interest expense. Changes in our operating assets and liabilities consisted primarily of a decrease of $3.5 million in prepaid expenses and other current assets, an increase of $0.3 million in accrued expenses, and an increase of $0.1 million in accounts payable.

During the year ended December 31, 2023, net cash used in operating activities was $56.2 million, which consisted primarily of our net loss of $45.7 million, $13.7 million of cash used in changes in our operating assets and liabilities, and $0.9 million of net amortization of premium and interest on marketable securities, partially offset by $3.3 million of stock-based compensation expense, and $0.7 million of non-cash interest expense. Changes in our operating assets and liabilities consisted primarily of a decrease of $5.9 million in accounts payable, a decrease of $5.7 million in accrued expenses, and an increase of $2.1 million in prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $8.4 million, which consisted of $69.6 of purchases of marketable securities, offset by $61.2 million of cash proceeds from sales and maturities of marketable securities.

During the year ended December 31, 2023, net cash provided by investing activities was $11.5 million, which consisted of $54.2 million of cash proceeds from sales and maturities of marketable securities, offset by $42.7 million of purchases of marketable securities.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $44.9 million and consisted primarily of $44.2 million of proceeds from issuance of common stock upon at-the-market offerings, $0.5 million of proceeds from issuance of common stock upon exercise of common warrants, and $0.5 million of proceeds from stock option exercises. This is partially offset by a $0.2 million payment of debt extinguishment costs and $0.1 million of payments for common stock repurchases.

During the year ended December 31, 2023, net cash provided by financing activities was $48.0 million and consisted primarily of $46.5 million of proceeds from our underwritten public offering of common stock, pre-funded warrants and warrants, and $1.5 million of proceeds from stock option exercises.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for EO-3021 and EO-1022 and seek to develop, acquire or in-license additional product candidates. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	successful enrollment in and completion of clinical trials;
●	the timing and outcome of regulatory review of our product candidates;
●	the cost to develop companion or complementary diagnostics as needed for each of our product candidates;
●	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our product candidates are approved, commercial manufacturing;
●	addition and retention of key research and development personnel;
●	our efforts to enhance operational, financial and information management systems, and hire additional personnel, including personnel to support development of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for our product candidates;
●	disruptions or delays in enrollment of our clinical trials;
●	the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals for our product candidates and any companion or complementary diagnostics we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from any product candidates that receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to commercialize seribantumab or to develop any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

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

In May 2019, we entered into the Asset Purchase Agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which we acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab. If we are successful in finding a partner to develop and commercialize seribantumab, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the asset purchase agreement. Additionally, in conjunction with the asset purchase agreement with the previous sponsor, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 11 to the accompanying consolidated financial statements for additional information about these license agreements, including with respect to potential payments thereunder.

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

The Term Loan will mature on August 1, 2026, with interest-only payments until June 1, 2026, and bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal

(or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. See Note 7 to the accompanying consolidated financial statements for additional information about the Loan Agreement and the amendment thereto.

In July 2022, we entered into the CSPC License Agreement with CSPC, pursuant to which CSPC granted to us a worldwide exclusive right and license (outside of Greater China) under certain patents identified in the CSPC License Agreement and know-how to develop and commercialize products containing EO-3021 (“Licensed Products”) in the treatment of cancer.

Pursuant to the terms of the CSPC License Agreement, we paid to CSPC a one-time, upfront payment of $27.0 million. CSPC will also be eligible to receive up to $148.0 million in potential development and regulatory milestone payments and up to $1.0 billion in potential commercial milestone payments plus royalties on net sales. During the term of the CSPC License Agreement, we are also required to pay to CSPC (i) royalties ranging from mid-single digits through low double digits on net sales of each Licensed Product and (ii) a percentage of non-royalty sublicense income received by us, up to an aggregate of $50.0 million. See Note 11 to the accompanying consolidated financial statements for additional information about the CSPC License Agreement.

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

We classify stock-based compensation expense in our statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs or service payments are classified.

Recent Accounting Pronouncements

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see “Note 2 - Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Elevation Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevation Oncology, Inc. and Subsidiary (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years the ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2020

New York City, New York

March 6, 2025

ELEVATION ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,464	$49,255
Marketable securities, available for sale	43,720	33,852
Prepaid expenses and other current assets	1,542	4,857
Total current assets	94,726	87,964
Property and equipment, net	34	59
Other non-current assets	866	1,068
Total assets	$95,626	$89,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$559	$507
Accrued expenses	3,908	3,638
Total current liabilities	4,467	4,145
Non-current liabilities:
Long-term debt, net of discount	31,134	30,137
Total liabilities	35,601	34,282

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and 2023; 59,198,230 and 42,470,264 shares issued as of December 31, 2024 and 2023, respectively; 59,131,149 and 42,422,531 shares outstanding as of December 31, 2024 and 2023, respectively	6	4
Additional paid-in capital	300,520	250,825
Accumulated other comprehensive income	61	9
Treasury stock, 67,081 and 47,733 shares as of December 31, 2024 and 2023, respectively, at cost	(107)	(59)
Accumulated deficit	(240,455)	(195,970)
Total stockholders’ equity	60,025	54,809
Total liabilities and stockholders’ equity	$95,626	$89,091

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$28,597	$25,434
General and administrative	16,106	14,904
Restructuring charges	—	5,107
Total operating expenses	44,703	45,445
Loss from operations	(44,703)	(45,445)

Other income (expense):
Interest income (expense), net	1,203	(229)
Loss on extinguishment of debt	(942)	—
Total other income (expense), net	261	(229)
Loss before income taxes	(44,442)	(45,674)
Income tax expense	43	30
Net loss	$(44,485)	$(45,704)
Net loss per share, basic and diluted	$(0.78)	$(1.25)
Weighted average common shares outstanding, basic and diluted	57,275,454	36,522,716

Comprehensive loss:
Net loss	$(44,485)	$(45,704)
Other comprehensive income:
Unrealized gain on marketable securities	52	170
Total other comprehensive income	52	170
Total comprehensive loss	$(44,433)	$(45,534)

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
					Other		Total
	Common Stock		Additional	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	23,312,529	$2	$199,492	$(35)	$(161)	$(150,266)	$49,032
Vesting of restricted common stock	3,945	—	1	—	—	—	1
Issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions and offering costs of $3,560	17,810,000	2	46,501	—	—	—	46,503
Issuance of common stock upon stock option exercises	1,264,899	—	1,496	—	—	—	1,496
Vesting of restricted stock units, net of withholding	31,158	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	3,335	—	—	—	3,335
Unrealized gain on marketable securities	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(45,704)	(45,704)
Balance at December 31, 2023	42,422,531	4	250,825	(59)	9	(195,970)	54,809
Issuance of common stock upon at-the-market offering, net of issuance costs	11,625,295	1	44,206	—	—	—	44,207
Issuance of common stock upon stock option exercises	379,425	—	499	—	—	—	499
Issuance of common stock upon exercise of common warrants	200,000	—	450	—	—	—	450
Issuance of common stock upon exercise of pre-funded warrants	4,439,836	1	(1)	—	—	—	—
Issuance of warrants upon amendment of debt facility	—	—	261	—	—	—	261
Vesting of restricted stock units, net of withholding	64,062	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	4,280	—	—	—	4,280
Unrealized gain on marketable securities	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	(44,485)	(44,485)
Balance at December 31, 2024	59,131,149	$6	$300,520	$(107)	$61	$(240,455)	$60,025

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(44,485)	$(45,704)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	4,280	3,335
Non-cash interest expense	486	702
Amortization of premium and interest on marketable securities	(1,450)	(862)
Depreciation expense	24	39
Loss on extinguishment of debt	942	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,517	(2,143)
Accounts payable	52	(5,855)
Accrued expenses	270	(5,692)
Net cash used in operating activities	(36,364)	(56,180)

Investing activities
Purchase of marketable securities	(69,565)	(42,657)
Proceeds from sales and maturities of marketable securities	61,200	54,200
Net cash (used in) provided by investing activities	(8,365)	11,543

Financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	44,207	—
Proceeds from issuance of common stock, purchase warrants and pre-funded warrants for the purchase of common stock, net of underwriting discounts, commissions, and offering costs	—	46,503
Proceeds from issuance of common stock upon stock option exercises	499	1,496
Proceeds from issuance of common stock upon exercise of common warrants	450	—
Common stock repurchase	(48)	(24)
Payment of debt extinguishment costs	(170)	—
Net cash provided by financing activities	44,938	47,975
Net increase in cash and cash equivalents	209	3,338
Cash and cash equivalents, beginning of year	49,255	45,917
Cash and cash equivalents, end of year	$49,464	$49,255

Supplemental disclosure of cash flow information
Cash paid for interest	$3,533	$3,164
Cash paid for taxes	$47	$26

The accompanying notes are an integral part of these consolidated financial statements.

ELEVATION ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Elevation Oncology, Inc. (the “Company”), which was formerly known as 14ner Oncology, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is leveraging its antibody-drug conjugate (“ADC”) expertise to advance a novel pipeline, initially targeting two validated targets in oncology, Claudin 18.2 and HER3. The Company’s lead product candidate, EO-3021, is an ADC comprised of a fully human anti-Claudin 18.2 immunoglobulin G1 monoclonal antibody (“mAb”) site-specifically conjugated with a cleavable linker to the cytotoxic monomethyl auristatin E (“MMAE”) payload. EO-3021 is currently being evaluated in a Phase 1 clinical trial as a monotherapy and in combinations with dostarlimab, a PD-1 inhibitor, and ramucirumab, a VEGFR2 inhibitor, in patients with advanced, unresectable or metastatic gastric/gastroesophageal junction solid tumors. The Company’s second product candidate, EO-1022, is a potentially differentiated HER3 ADC being developed for the treatment of patients with HER3-expressing solid tumors, including breast cancer, non-small cell lung cancer and other solid tumors. EO-1022 is an ADC containing seribantumab, a fully human immunoglobulin G2 (“IgG2”) anti-HER3 mAb, and an MMAE payload, with glycan site-specific conjugation.

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

Liquidity and Going Concern

The Company has historical losses from operations and anticipates that it will continue to incur losses for the foreseeable future as it continues the research and development of its product candidates. The Company incurred net losses of $44.5 million and $45.7 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $240.5 million as of December 31, 2024. Through December 31, 2024, the Company has funded its operations with proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. The Company does not expect that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the consolidated financial statements.

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

As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to research, develop, and commercialize the Company’s product candidates, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for evaluating financial performance and manages its operations as a single operating segment. Segment losses are measured as the Company’s net loss as reported on the Company’s consolidated statements of operations and comprehensive loss. The Company monitors its cash and cash equivalents and marketable securities as reported on the consolidated balance sheets to determine the liquidity needs and pipeline investment allocation. As the Company has not generated revenue, the CODM assesses Company performance through the achievement of research goals towards advancing the Company’s product candidates through stages of development. As such, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and pipeline investment allocation.

Significant segment expenses and segment net loss were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development
EO-3021 clinical program	$13,274	$6,095
Seribantumab clinical program	3,692	10,326
Discovery, preclinical, and other unallocated research and development expense	3,356	1,445
Personnel expenses (including stock-based compensation)	8,275	7,568
General and administrative	16,106	14,904
Restructuring charges	—	5,107
Other segment items(a)	(218)	259
Segment net loss	(44,485)	(45,704)

Reconciliation of segment net loss
Adjustments and reconciling items	—	—
Net loss	$(44,485)	$(45,704)

(a) Other segment items in segment net loss includes other income (expense), net and income tax expense.

All material long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of money market funds. The Company places its cash with high-credit-quality financial institutions domiciled in the United States.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the years ended December 31, 2024 and 2023, the Company had two vendors that accounted for approximately 71% and 66% of its research and development expense, respectively. As of December 31, 2024 and 2023, the Company had three and two vendors that accounted for approximately 54% and 39% of the total accounts payable, respectively.

Property and Equipment

Property and equipment consist of computer software that is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded through December 31, 2024.

Cloud Computing Arrangements

The Company defers implementation costs incurred in cloud computing hosting arrangements in accordance with Accounting Standards Update (“ASU”) 2018-15 and amortizes these costs over the noncancellable term of the cloud computing arrangement, plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage are capitalized within either prepaid expenses and other current assets, or in other assets, net on the Company’s consolidated balance sheets. Amortization of implementation costs is on a straight-line basis over the related hosting arrangement term and is reflected in research and development expenses in the consolidated statements of operations and comprehensive loss.

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

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the years ended December 31, 2024 and 2023.

Comprehensive Income

The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses. As of December 31, 2024 and 2023, the Company has determined that these expenses have not met the criteria to be capitalized.

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

The Company measures compensation expense for restricted stock units based on the fair value on the date of grant using the market value of the Company’s common stock. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs or service payments are classified.

Net Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and the effect of dilutive securities.

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Implemented Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification (“ASC”) 280 on an interim and annual basis. The Company adopted this standard effective January 1, 2024, on a retrospective basis, and the application of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about the nature of expenses included in the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

In December 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

3. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$38,066	$—	$—	$38,066
Total	$38,066	$—	$—	$38,066

Marketable Securities
Corporate debt securities	$—	$24,426	$—	$24,426
Commercial paper	—	3,354	—	3,354
U.S. Government debt securities	—	15,940	—	15,940
Total	$—	$43,720	$—	$43,720

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$45,287	$—	$—	$45,287
Total	$45,287	$—	$—	$45,287

Marketable Securities
Corporate debt securities	$—	$4,571	$—	$4,571
Commercial paper	—	12,442	—	12,442
U.S. Government debt securities	—	16,839	—	16,839
Total	$—	$33,852	$—	$33,852

Corporate debt securities, commercial paper, and U.S. Government debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the years ended December 31, 2024 and 2023, the Company had no transfers into or out of Level 3.

4. MARKETABLE SECURITIES

The following tables summarize the fair value of the Company’s marketable securities by type (in thousands):

	As of December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$24,394	$32	$—	$24,426
Commercial paper	3,352	2	—	3,354
U.S. Government debt securities	15,913	27	—	15,940
Total	$43,659	$61	$—	$43,720

	As of December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$4,569	$3	$(1)	$4,571
Commercial paper	12,444	—	(2)	12,442
U.S. Government debt securities	16,830	9	—	16,839
Total	$33,843	$12	$(3)	$33,852

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$2,274	$2,393
Accrued preclinical and clinical trial costs	1,124	756
Accrued interest	280	302
Accrued consulting	107	68
Accrued restructuring charges	—	3
Accrued other	123	116
Total accrued expenses	$3,908	$3,638

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

The reprioritization and realignment of resources included total restructuring charges of approximately $5.1 million, which included $1.6 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits. The one-time termination benefits were recorded in January 2023 under the provisions of ASC 420, Exit or Disposal Cost Obligation, as this is the period the termination plan was both approved and communicated to the impacted employees. The contractual termination benefits were recorded in January 2023 under the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits, which is the period in which the contractual postemployment benefits became probable of recognition. In addition, the Company recorded a one-time stock-based compensation charge of $0.5 million in 2023.

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

The Term Loan will mature on August 1, 2026, with interest only payments until June 1, 2026, and thereafter interest and principal payments for the remaining three months. It bears a variable interest rate equal to the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement, the Lenders are entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the term loans made pursuant to the Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. This could change given it is a variable interest rate facility.

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

As of December 31, 2024, the effective interest rate is 11.83% for the first tranche.

The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows (in thousands):

	December 31,
	2024	2023
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	1,134	686
Less: unamortized debt discount, long-term	—	(549)
Long-term debt, net of discount	$31,134	$30,137

The Company's total interest expense was $4.0 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively. The following summarizes the components of total interest expense (in thousands):

	Year Ended December 31,
	2024	2023
Interest paid or accrued	$3,511	$3,466
Non-cash amortization of debt discount (including warrants)	38	214
Non-cash accrued back-end fee	448	488
	$3,997	$4,168

Scheduled future principal payments on total outstanding debt as of December 31, 2024 are as follows (in thousands):

2025	$—
2026	30,000
$30,000

8. K2 WARRANT AND AMENDMENT WARRANT

In connection with the Term Loan and Loan Agreement (see Note 7), the Company issued warrants to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “K2 Warrant”). In connection with the Loan Agreement Amendment executed March 2024 (see Note 7), the Company issued an additional warrant to purchase 55,249 shares of the Company’s common stock, with an exercise price per warrant of $2.7150 (the “Amendment Warrant”). Additionally, pursuant to the Conversion Election, the Lenders may receive the Conversion Warrant (see Note 7). K2HV may at any time and from time to time exercise this K2 Warrant, Amendment Warrant, or Conversion Warrant (after the Conversion Election), in whole or in part, by delivering to the Company the original copy of the respective warrant, together with a duly executed notice of exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the K2 Warrant, Amendment Warrant, and Conversion Warrant (after the Conversion Election).

All 394,974 shares subject to the K2 Warrant and Amendment Warrant are outstanding as of December 31, 2024.

	Shares	Initial Recognition Date	Exercise Price	Expiration Date
K2 Warrant	339,725	July 27, 2022	$1.3246	July 27, 2032
Amendment Warrant	55,249	March 1, 2024	2.7150	March 1, 2034
Total warrants outstanding	394,974

The allocated fair value upon issuance of the K2 Warrant and Amendment Warrant was estimated to be approximately $0.4 million and $0.3 million, respectively, and was recorded as additional paid-in capital on the Company’s consolidated balance sheets. The fair value of the K2 Warrant and Amendment Warrant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	K2 Warrant	Amendment Warrant
Stock price	$1.41	$5.01
Strike price	$1.32	$2.72
Volatility (annual)	75.30%	105.00%
Risk-free rate	2.74%	4.10%
Estimated time to expiration (years)	10	10
Dividend yield	—%	—%

9. EQUITY

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of December 31, 2024 and 2023.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of December 31, 2024 and 2023.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into a Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “2022 ATM Shares”) at market prices (the “2022 ATM Facility”). The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales of the 2022 ATM Shares pursuant to the 2022 Sales Agreement.

During the year ended December 31, 2024, the Company sold 11,625,295 of the 2022 ATM Shares pursuant to the 2022 Sales Agreement, with net proceeds of approximately $44.2 million after deducting $1.4 million of issuance costs.

In May 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). The Company will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of December 31, 2024, the Company has not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

The Common Warrants are exercisable at any time after the date of issuance and have an exercise price of $2.25 per share, subject to adjustment. The Common Warrants expire five years from the date of issuance. The Pre-Funded Warrants are exercisable at any time after the date of issuance and had no expiration date. The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.0001 per share of common stock, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.0001 per share of common stock) is required for the exercise of the Pre-Funded Warrants.

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

As of December 31, 2024, Common Warrants for 200,000 shares have been exercised and all of the Pre-Funded Warrants have been exercised. The Pre-Funded Warrants were exercised by means of cashless exercise, resulting in the issuance of 4,439,836 shares.

The following is a summary of warrants outstanding pursuant to the purchase agreement as of December 31, 2024:

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

10. STOCK-BASED COMPENSATION

Stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,207	$610
General and administrative	3,073	2,725
Stock-based compensation expense included in operating expenses	$4,280	$3,335

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, Board members, consultants, and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. As of December 31, 2024, 505,627 shares remained available for future issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1, 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Board in any particular year. As such, 2,956,557 shares were added to the Plan in January 2025.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company's IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. As of December 31, 2024, no offering periods have commenced, and 1,117,631 shares remained available for future issuance under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1, 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 591,311 shares were added to the Plan in January 2025.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2024:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Granted	2,807,650	2.85
Exercised	(379,425)	1.31
Cancelled	(289,356)	4.20
Outstanding at December 31, 2024	6,317,063	$2.97	8.22	$4
Vested at December 31, 2024	2,834,077	$3.50	6.88	$—
Vested and expected to vest at December 31, 2024	6,317,063	$2.97	8.22	$4

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was less than $0.1 million and $1.6 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.94 and $0.59 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.46 - 4.65%	3.67 - 4.54%
Volatility	72 - 76%	72 - 77%
Dividend yield	—%	—%
Expected term (years)	6 - 7	2 - 7

The fair value of options that vested during the years ended December 31, 2024 and 2023 was $2.1 million and $5.1 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $3.1 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $5.4 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted average period of 2.5 years.

Restricted Common Stock

The terms of the 2019 Plan permitted certain option holders to exercise options before their options were vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement and are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the lesser of the price paid by the purchaser or the fair value of the shares at the time of repurchase. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified as common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As of December 31, 2023, there were no unvested shares of restricted common stock. The Company has no such liabilities from the early exercise in the accompanying consolidated balance sheets as of December 31, 2024, and 2023. The Company recorded no stock-based compensation expense associated with restricted common stock during each of the years ended December 31, 2024 and 2023.

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

The following table summarizes activity related to RSUs for the year ended December 31, 2024:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	155,797	$8.25
Granted	437,025	2.77
Vested	(83,410)	10.03
Cancelled	(39,431)	2.31
Unvested at December 31, 2024	469,981	$3.34

The aggregate fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $0.8 million and $0.1 million, respectively. The Company recorded stock-based compensation expense associated with RSU awards of $1.2 million and $0.8 million for each of the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the total unrecognized expense related to all RSUs was $1.3 million, which the Company expects to recognize over a weighted average period of 2.3 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of December 31, 2024, the Company withheld 67,081 shares, which are held in Treasury Stock, for $0.1 million.

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

Subject to certain conditions set forth in the CSPC License Agreement, the Company may grant sublicenses (including the right to grant further sublicenses) to its rights under the CSPC License Agreement to any of its affiliates or any third party. Either party to the CSPC License Agreement may assign its rights under the CSPC License Agreement (i) in connection with the sale or transfer of all or substantially all of its assets to a third party, (ii) in the event of a merger or consolidation with a third party, or (iii) to an affiliate; in each case contingent upon the assignee assuming in writing all of the obligations of its assignor under the CSPC License Agreement.

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

Merrimack Asset Purchase Agreement

In May 2019, the Company entered into an asset purchase agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which it acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab, a fully human immunoglobulin G2 monoclonal antibody against HER3.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of December 31, 2024 and 2023, and concluded no such payments were required.

Synaffix License Agreement

In September 2024, the Company entered into a license agreement with Synaffix B.V. (“Synaffix”) for certain technology for worldwide use in its HER3 ADC program. If this technology is part of a development candidate that is successfully developed and commercialized in the future, the Company would potentially be obligated to pay up to $365.5 million in development, regulatory and commercial milestones and tiered royalties in the low to mid-single digit percentages on net sales of the respective product. The agreement will remain in effect, unless earlier terminated, on a country-by-country basis, until the last expiry of any royalty term for each product in such country.

For the year ended December 31, 2024, the Company incurred $2.5 million under this agreement, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss.

12. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of December 31, 2024.

13. INCOME TAXES

The Company recorded a current provision for income taxes of less than $0.1 million for each of the years ended December 31, 2024 and 2023. The Company has incurred net pre-tax losses in the United States only for all periods presented. The Company has not reflected any benefit of such net operating loss (“NOL”) carryforwards in the accompanying consolidated financial statements. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2024	2023
Profit before tax at federal statutory rate	21.0%	21.0%
State tax benefit, net of federal benefit	0.6%	0.6%
Research and development credit carryovers	10.2%	2.7%
Stock-based compensation	(1.5)%	(1.5)%
Permanent differences	(0.0)%	(0.0)%
Return to provision true ups	2.0%	0.6%
Change in valuation allowance	(32.4)%	(23.5)%
Effective income tax rate	(0.1)%	(0.1)%

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOL carryforwards. The Company has recorded a valuation allowance against its deferred tax assets on December 31, 2024 and 2023 because the Company’s management believes that it is more likely than not that these assets will not be fully realized in the near future. The increase in the valuation allowance of approximately $14.4 million in the year ended December 31, 2024 primarily relates to the generation of NOLs and research and development credits, and the capitalization of research and development costs that will be amortized in the future.

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development costs under Section 174 effective for tax years beginning on or after January 1, 2022. As a result, the Company capitalized $25.2 million and $24.1 million of research and development costs for the years ended December 31, 2024 and 2023, respectively, that will be amortized for tax purposes over five years if performed in the U.S. and over 15 years if performed outside of the U.S.

As of December 31, 2024, the Company had federal NOL carryforwards of approximately $123.9 million, all of which can be carried forward indefinitely, and state NOL carryforwards of $8.6 million, which begin to expire in 2036. The Company also has federal tax credits of $10.8 million and state tax credits of $1.1 million which may be used to offset future tax liabilities and will begin to expire in 2035. NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

Net deferred tax asset (liability) in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets and (liabilities)
Net operating losses	$26,500	$20,243
Research and development expenses	15,494	13,431
Research and development credit	11,636	5,869
Accrued expenses	612	564
Stock-based compensation	348	168
Other	155	148
Intangible assets	5,589	5,511
Gross deferred tax asset	60,334	45,934
Valuation allowance	(60,330)	(45,931)
Net deferred tax asset	4	3
Fixed assets	(4)	(3)
Deferred tax liabilities	(4)	(3)
Net deferred tax asset (liability)	$—	$—

The Company will recognize both accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. As of December 31, 2024, all tax returns remain open.

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(44,485)	$(45,704)
Weighted average common stock outstanding, basic and diluted	57,275,454	36,522,716
Net loss per share, basic and diluted	$(0.78)	$(1.25)

As discussed in Note 9, as part of its June 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 4.4 million shares of its common stock, which were exercisable immediately and each of which was exercisable for one share of the Company’s common stock. The exercise price of each pre-funded warrant was $0.0001 per share of common stock. As the $0.0001 price per share represents nominal consideration and the pre-funded warrants were immediately exercisable with no further vesting conditions or contingencies associated with them, the weighted average common stock outstanding, basic and diluted, and net loss per share, basic and diluted, for the year ended December 31, 2023, as previously disclosed have been adjusted to reflect the impact of the pre-funded warrants. As of December 31, 2024, all of the pre-funded warrants have been exercised.

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

	December 31,
	2024	2023
Outstanding stock options	6,317,063	4,178,194
Unvested RSUs	469,981	155,797
K2 Warrant and Amendment Warrant	394,974	339,725
Common Warrants	22,050,000	22,250,000
Conversion Warrant	1,444,444	—
Convertible Debt (as-converted to common stock)	1,444,444	1,444,444
	32,120,906	28,368,160

15. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in the sections captioned “Corporate Governance,” “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports,” as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates (the “Proxy Statement”), which information is incorporated herein by reference.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

3.1	Restated Certificate of Incorporation, as amended.	10-K	001-40523	3.1	March 6, 2024

3.2	Amended and Restated Bylaws.	8-K	001-40523	3.1	March 3, 2023

4.1	Form of Common Stock Certificate.	S-1/A	333-256787	4.1	June 21, 2021

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40523	4.2	March 3, 2022

4.3	Amended and Restated Investors’ Rights Agreement, dated November 10, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256787	4.2	June 4, 2021

4.4†	Warrant to Purchase Common Stock, issued July 27, 2022, to K2 HealthVentures Equity Trust LLC.	10-Q	001-40523	4.1	November 3, 2022

4.5†	Warrant to Purchase Common Stock, issued March 1, 2024, to K2 HealthVentures Equity Trust LLC.	10-Q	001-40523	4.1	May 2, 2024

4.6	Form of Common Stock Purchase Warrant.	8-K	001-40523	4.1	June 9, 2023

10.1#	Form of Indemnity Agreement.	S-1/A	333-256787	10.1	June 21, 2021

10.2#	2019 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-256787	10.2	June 4, 2021

10.3#	2021 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-256787	10.3	June 21, 2021

10.4#	2021 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-256787	10.4	June 21, 2021

10.5†	Asset Purchase Agreement dated May 28, 2019, by and between the Registrant and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.5	June 4, 2021

10.6†	Amended and Restated Collaboration Agreement dated January 24, 2007, between Dyax Corp. and Merrimack Pharmaceuticals, Inc., as amended.	S-1	333-256787	10.6	June 4, 2021

10.7†	Commercial License Agreement dated June 4, 2008, between Selexis SA and Merrimack Pharmaceuticals, Inc.	S-1	333-256787	10.7	June 4, 2021

10.8#	Employment Agreement dated July 12, 2023, by and between the Registrant and Joseph J. Ferra, Jr.	10-Q	001-40523	10.1	November 2, 2023

10.9#	Offer Letter dated March 16, 2022, by and between the Registrant and David Dornan.	10-K	001-40523	10.10	March 9, 2023

10.10#	Employment Agreement dated July 12, 2023, by and between the Registrant and Tammy Furlong.	10-Q	001-40523	10.2	November 2, 2023

10.11#	Employment Agreement dated February 5, 2021, by and between the Registrant and Valerie Malyvanh Jansen, as amended.	10-K	001-40523	10.11	March 3, 2022

10.12#	Form of Change in Control and Severance Agreement.	10-Q	001-40523	10.1	August 6, 2024

10.13†	Loan and Security Agreement, dated July 27, 2022, by and among the Registrant, the lenders, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent.	10-Q	001-40523	10.1	November 3, 2022

10.14†	First Amendment to Loan and Security Agreement, dated March 1, 2024, by and among the Registrant, the lenders and K2 HealthVentures LLC, as administrative agent.	10-Q	001-40523	10.1	May 2, 2024

10.15†	License Agreement, dated July 27, 2022, by and between the Registrant and CSPC Megalith Biopharmaceutical Co., Ltd.	10-Q	001-40523	10.2	November 3, 2022

19	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-40523	97	March 6, 2024

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

ELEVATION ONCOLOGY, INC.

Date: March 6, 2025	By:	/s/ Joseph J. Ferra, Jr.
Joseph J. Ferra, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

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