Form 10-Q
period 2025-03-31
Elevation Oncology, Inc.
filed 2025-05-15
CIK 1783032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 59,223,729 shares of the registrant’s common stock outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our ability to develop, obtain regulatory approval and commercialize EO-1022 and other potential product candidates;
●	the timing of our preclinical studies and clinical trials for EO-1022 and other potential product candidates;
●	our ability to establish and maintain collaborations, including with Synaffix B.V. (“Synaffix”) whose technology platform we are using in developing EO-1022;
●	estimates of our addressable market and market growth;
●	our expectations regarding demand for, and market acceptance of, EO-1022 and other potential product candidates;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the potential effects of extensive government regulations relating to our industry;
●	our ability, and our licensors’ ability, to obtain, maintain, and protect and enforce intellectual property and proprietary rights;
●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
●	our ability to maintain secure, efficient and uninterrupted operation of our information technology systems from security breaches, cyberattacks, loss or leakage of data and other disruptions;
●	our ability to expand our pipeline of product candidates;
●	our ability to attract and retain key management and technical personnel;
●	general economic, market and geopolitical conditions, including fluctuating interest rates, market volatility and inflation, and the impact of tariffs, geopolitical tensions with China and ongoing regional military conflicts;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market and the potential liquidity and trading of our common stock;

●	our evaluation of strategic options to maximize shareholder value;
●	our restructuring costs and the completion of such restructuring; and
●	our expectations regarding expenses, future revenue, capital requirements, and our needs for additional financing.

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

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$60,494	$49,464
Marketable securities, available for sale	20,165	43,720
Prepaid expenses and other current assets	1,535	1,542
Total current assets	82,194	94,726
Property and equipment, net	29	34
Other non-current assets	—	866
Total assets	$82,223	$95,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$492	$559
Accrued expenses	3,744	3,908
Total current liabilities	4,236	4,467
Non-current liabilities:
Long-term debt, net of discount	31,253	31,134
Total liabilities	35,489	35,601

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 59,316,859 and 59,198,230 shares issued as of March 31, 2025 and December 31, 2024, respectively; 59,223,729 and 59,131,149 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	301,507	300,520
Accumulated other comprehensive income	11	61
Treasury stock, 93,130 and 67,081 shares as of March 31, 2025 and December 31, 2024, respectively; at cost	(124)	(107)
Accumulated deficit	(254,666)	(240,455)
Total stockholders’ equity	46,734	60,025
Total liabilities and stockholders’ equity	$82,223	$95,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$6,876	$6,011
General and administrative	3,965	3,858
Restructuring charges	3,375	—
Total operating expenses	14,216	9,869
Loss from operations	(14,216)	(9,869)

Other income (expense):
Interest income, net	11	115
Loss on extinguishment of debt	—	(942)
Total other income (expense), net	11	(827)
Loss before income taxes	(14,205)	(10,696)
Income tax expense	6	11
Net loss	$(14,211)	$(10,707)
Net loss per share, basic and diluted	$(0.24)	$(0.21)
Weighted average common shares outstanding, basic and diluted	59,173,854	51,811,882

Comprehensive loss:
Net loss	$(14,211)	$(10,707)
Other comprehensive loss:
Unrealized loss on marketable securities	(50)	(9)
Total other comprehensive loss	(50)	(9)
Total comprehensive loss	$(14,261)	$(10,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,131,149	$6	$300,520	$(107)	$61	$(240,455)	$60,025
Vesting of restricted stock units, net of withholding	92,580	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	987	—	—	—	987
Unrealized loss on marketable securities	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	(14,211)	(14,211)
Balance at March 31, 2025	59,223,729	$6	$301,507	$(124)	$11	$(254,666)	$46,734

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,422,531	$4	$250,825	$(59)	$9	$(195,970)	$54,809
Issuance of common stock upon at-the-market offering, net of issuance costs	8,666,416	1	29,655	—	—	—	29,656
Issuance of common stock upon stock option exercises	362,947	—	482	—	—	—	482
Issuance of common stock upon exercise of common warrants	200,000	—	450	—	—	—	450
Issuance of warrants upon amendment of debt facility	—	—	261	—	—	—	261
Vesting of restricted stock units, net of withholding	27,489	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	902	—	—	—	902
Unrealized loss on marketable securities	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(10,707)	(10,707)
Balance at March 31, 2024	51,679,383	$5	$282,575	$(85)	$—	$(206,677)	$75,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(14,211)	$(10,707)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	987	902
Non-cash interest expense	119	161
Amortization of premium and interest on marketable securities	(253)	(278)
Depreciation expense	5	10
Loss on extinguishment of debt	—	942
Changes in operating assets and liabilities:
Prepaid expenses and other assets	873	1,226
Accounts payable	(67)	(72)
Accrued expenses	(164)	(1,759)
Net cash used in operating activities	(12,711)	(9,575)

Investing activities
Proceeds from sales and maturities of marketable securities	23,758	20,700
Net cash provided by investing activities	23,758	20,700

Financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	—	29,656
Proceeds from issuance of common stock upon stock option exercises	—	320
Proceeds from issuance of common stock upon exercise of common warrants	—	450
Common stock repurchase	(17)	(26)
Payment of debt extinguishment costs	—	(150)
Net cash (used in) provided by financing activities	(17)	30,250

Increase in cash and cash equivalents	11,030	41,375
Cash and cash equivalents, beginning of period	49,464	49,255
Cash and cash equivalents, end of period	$60,494	$90,630

Supplemental disclosure of cash flow information
Cash paid for interest	$806	$887
Cash paid for taxes	$19	$28
Unsettled stock option exercise proceeds in prepaid expenses and other assets	$—	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELEVATION ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(unaudited)

1. Nature of Business

Elevation Oncology, Inc. (the “Company”), which was formerly known as 14ner Oncology, Inc., was incorporated under the laws of the State of Delaware on April 29, 2019 (“Inception”). The Company is an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. The Company is leveraging its antibody-drug conjugate (“ADC”) expertise to advance EO-1022, which targets HER3, a validated target in oncology. EO-1022 is a potentially differentiated HER3 ADC being developed for the treatment of patients with HER3-expressing solid tumors, including breast cancer, non-small cell lung cancer and other solid tumors. EO-1022 is an ADC containing seribantumab, a fully human immunoglobulin G2 (“IgG2”) anti-HER3 monoclonal antibody (“mAb”), which is site-specifically conjugated at glycan to the monomethyl auristatin E (“MMAE”) payload with a drug-to-antibody ratio (“DAR”) of 4. In March 2025, the Company announced that it elected to discontinue development of EO-3021, a Claudin 18.2 ADC, and was initiating a process to evaluate strategic options to maximize shareholder value.

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

Liquidity

The Company has incurred recurring net losses since inception and has funded its operations to date through the proceeds from the sale of convertible preferred stock, proceeds from public offerings of common stock and warrants, and borrowings under a debt facility. The Company incurred net losses of $14.2 million and $10.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $254.7 million and cash, cash equivalents, and marketable securities totaling $80.7 million. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated interim financial statements have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2024 condensed consolidated balance sheet was derived from the December 31, 2024 audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2025.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for evaluating financial performance and manages its operations as a single operating segment. Segment losses are measured as the Company’s net loss as reported on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company monitors its cash and cash equivalents and marketable securities as reported on the condensed consolidated balance sheets to determine the liquidity needs and pipeline investment allocation. As the Company has not generated revenue, the CODM assesses Company performance through the achievement of research goals towards advancing the Company’s product candidates through stages of development.

As such, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and pipeline investment allocation.

Significant segment expenses and segment net loss were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development
EO-3021 clinical program	$3,410	$2,758
Seribantumab clinical program	60	1,066
Discovery, preclinical, and other unallocated research and development expense	1,425	143
Personnel expenses (including stock-based compensation)	1,981	2,044
General and administrative	3,965	3,858
Restructuring charges	3,375	—
Other segment items(a)	(5)	838
Segment net loss	(14,211)	(10,707)

Reconciliation of segment net loss
Adjustments and reconciling items	—	—
Net loss	$(14,211)	$(10,707)

(a) Other segment items in segment net loss includes other income (expense), net and income tax expense.

All material long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents consisted of money market funds. The Company places its cash with high-credit-quality financial institutions domiciled in the United States, which are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance and drug products. During the three months ended March 31, 2025 and 2024, the Company had two and one vendors that accounted for approximately 66% and 65% of its research and development expense, respectively. As of March 31, 2025 and December 31, 2024, the Company had two and three vendors that accounted for approximately 40% and 54% of total accounts payable, respectively.

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

Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not realized any losses on its marketable securities to date.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three months ended March 31, 2025 and 2024.

Comprehensive Loss

The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale marketable securities.

Patent Costs

The legal and professional costs incurred by the Company to maintain its patent rights are expensed and included as part of general and administrative expenses. As of March 31, 2025 and 2024, the Company has determined that these expenses have not met the criteria to be capitalized.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company intends to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025 and does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

3. Fair Value Measurements of Financial Assets

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$54,748	$—	$—	$54,748
Total	$54,748	$—	$—	$54,748

Marketable Securities:
Corporate debt securities	$—	$7,830	$—	$7,830
Commercial paper	—	1,989	—	1,989
U.S. Government debt securities	—	10,346	—	10,346
Total	$—	$20,165	$—	$20,165

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$38,066	$—	$—	$38,066
Total	$38,066	$—	$—	$38,066

Marketable Securities:
Corporate debt securities	$—	$24,426	$—	$24,426
Commercial paper	—	3,354	—	3,354
U.S. Government debt securities	—	15,940	—	15,940
Total	$—	$43,720	$—	$43,720

There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.

4. Marketable Securities

The following table summarizes the fair value of the Company’s marketable securities by type (in thousands):

	As of March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$7,827	$3	$—	$7,830
Commercial paper	1,989	—	—	1,989
U.S. Government debt securities	10,338	8	—	10,346
Total	$20,154	$11	$—	$20,165

	As of December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$24,394	$32	$—	$24,426
Commercial paper	3,352	2	—	3,354
U.S. Government debt securities	15,913	27	—	15,940
Total	$43,659	$61	$—	$43,720

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued restructuring charges	$2,165	—
Accrued compensation	72	$2,274
Accrued preclinical and clinical trial costs	1,028	1,124
Accrued interest	276	280
Accrued consulting	114	107
Accrued other	89	123
Total accrued expenses	$3,744	$3,908

6. Restructuring Charges

In March 2025, the Company announced that it elected to discontinue development of EO-3021, a Claudin 18.2 ADC. As part of the Company’s restructuring, the Company implemented a workforce reduction of approximately 70%. The workforce reduction was substantially completed in March 2025 and is expected to be fully completed in May 2025.

The Company incurred total restructuring charges of approximately $3.4 million, which included $2.2 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits, and $1.2 million of asset write-offs. The one-time termination benefits were recorded in March 2025 under the provisions of Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation, as this is the period the termination plan was both approved and communicated to the impacted employees. The contractual termination benefits were recorded in March 2025 under the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits, which is the period in which the contractual postemployment benefits became probable of recognition.

The following table summarizes the components of the Company’s restructuring activity recorded in accrued expenses in the accompanying condensed consolidated balance sheet (in thousands):

	Expense incurred during the three months ended March 31, 2025	Amounts paid during the three months ended March 31, 2025	Amounts unpaid at March 31, 2025
Employee severance, benefits and related costs	$2,165	$—	$2,165
	$2,165	$—	$2,165

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

In March 2024, the Company entered into an amendment to the Loan Agreement with K2HV (the “Loan Agreement Amendment”), pursuant to which: (i) the amortization date of the Term Loan provided under the Loan Agreement was amended from March 1, 2025 to June 1, 2026; (ii) the Company issued to K2HV an additional warrant to purchase shares of common stock (the “Amendment Warrant”) (see Note 8); (iii) upon the Lenders’ Conversion Election (as defined below), designated holders could have also received the Conversion Warrant (as defined below); and (iv) the Company paid an amendment fee of $0.2 million.

The Term Loan’s maturity date was August 1, 2026, with interest-only payments until June 1, 2026, and thereafter interest and principal payments for the remaining three months. Its variable interest rate equaled the greater of (i) 7.95% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate, as determined by the Lenders, if The Wall Street Journal ceases to quote such rate) and (B) 3.20%. Upon the final payment under the Loan Agreement Amendment, the Lenders were entitled to an end of term charge equal to 6.45% of the aggregate original principal amount of the Term Loan made pursuant to the Loan Agreement Amendment. The final payment fee was accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company had, at its option, the right to prepay all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to a prepayment premium as follows: 3% of the loan amounts prepaid if such prepayment occurred in the first year after funding; 2% if such prepayment occurred in the second year after funding; 1% if such prepayment occurred in the third year after funding; and 0% thereafter. The Company prepaid the outstanding principal balance of the Term Loan in May 2025 (see Note 14).

The Lenders could have elected at any time following the closing and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the Term Loan then outstanding, up to an aggregate of $3.25 million in principal amount, into shares of the Company’s common stock, $0.0001 par value per share, and a warrant to purchase an equal number of shares of the Company’s common stock (the “Conversion Warrant”), at a conversion price of $2.25, subject to customary 19.99% Nasdaq beneficial ownership limitations (the “Conversion Election”). The Company also granted registration rights to the Lenders with respect to shares received upon such conversion.

Further, the Lenders could have elected to invest up to $5.0 million in future equity financings of the Company, provided such investment was limited to no more than 10% of the total amount raised in such equity financing.

The Loan Agreement contained customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limited or restricted the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Loan Agreement also contained covenants requiring that the Company maintain cash, cash equivalents and marketable securities balance of at least $25.0 million so long as the Company’s total market capitalization is less than $250.0 million.

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

As of March 31, 2025, the effective interest rate is 11.83% for the first tranche of the Term Loan.

The book value of debt approximates its fair value given the variable interest rate. Long-term debt and the unamortized discount balances are as follows (in thousands):

	March 31, 2025	December 31, 2024
Outstanding principal amount	$30,000	$30,000
Add: accreted liability of final payment fee	1,253	1,134
Long-term debt, net of discount	$31,253	$31,134

The Company’s total interest expenses were $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense is recorded in the Interest income, net line item in the condensed consolidated statements of operations and comprehensive loss. The following summarizes the components of total interest expense (in thousands):

	Three months ended March 31,
	2025	2024
Interest paid or accrued	$803	$887
Non-cash amortization of debt discount (including warrants)	—	38
Non-cash accrued back-end fee	119	123
	$922	$1,048

Scheduled future principal payment on total outstanding debt as of March 31, 2025, are as follows (in thousands):

Year Ending December 31,
2025 (remainder of the year)	$—
2026	30,000
$30,000

8. K2 Warrant and Amendment Warrant

In connection with the Loan Agreement (see Note 7), the Company issued a warrant to purchase 339,725 shares of the Company’s common stock with an exercise price of $1.3246 (the “K2 Warrant”). In connection with the Loan Agreement Amendment executed March 2024 (see Note 7), the Company issued an additional warrant to purchase 55,249 shares of the Company’s common stock, with an exercise price per warrant of $2.7150 (the “Amendment Warrant”). Additionally, pursuant to the Conversion Election, the Lenders could have received the Conversion Warrant (see Note 7). K2HV may from time to time exercise the K2 Warrant or the Amendment Warrant, in whole or in part, by delivering to the Company the original copy of the respective warrant, together with a duly executed notice of exercise.

The Company also granted registration rights to the Lenders with respect to shares issuable upon exercise of the K2 Warrant and the Amendment Warrant.

All 394,974 shares subject to the K2 Warrant and Amendment Warrant are outstanding as of March 31, 2025.

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

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 10,000,000 shares as of March 31, 2025 and December 31, 2024.

Common Stock

The Company has authorized common stock amounting to 500,000,000 shares of $0.0001 par value as of March 31, 2025 and December 31, 2024.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In July 2022, the Company entered into the Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million (the “2022 ATM Shares”) at market prices (the “2022 ATM Facility”). The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales of the 2022 ATM Shares pursuant to the 2022 Sales Agreement. In 2024, the Company sold 11,625,295 of the 2022 ATM Shares pursuant to the 2022 Sales Agreement, with net proceeds of approximately $44.2 million after deducting $1.4 million of issuance costs.

In May 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). The Company will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of March 31, 2025, the Company has not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

As of March 31, 2025, Common Warrants for 200,000 shares have been exercised and all of the Pre-Funded Warrants have been exercised. The Pre-Funded Warrants were exercised by means of cashless exercise, resulting in the issuance of 4,439,836 shares.

The following is a summary of warrants outstanding pursuant to the purchase agreement as of March 31, 2025:

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

10. Stock-Based Compensation

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$271	$233
General and administrative	716	669
Stock-based compensation expense included in operating expenses	$987	$902

2021 Equity Incentive Plan

The Company has two equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”). New awards can only be granted under the 2021 Plan, under which the Company is able to issue equity awards to employees, board members, consultants and advisors. The 2021 Plan became effective on June 24, 2021, the date the prospectus related to the Company’s initial public offering (“IPO”) was deemed effective by the SEC. The 2021 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards. The Company initially reserved 1,483,445 shares of its common stock, plus any reserved shares not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s Board in any particular year. As such, 2,956,557 shares were added to the 2021 Plan in January 2025. As of March 31, 2025, 2,843,411 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (“ESPP”) which became effective June 24, 2021, the date the prospectus related to the Company’s IPO was deemed effective by the SEC, to enable eligible employees to purchase shares of its common stock with accumulated payroll deductions at a discount beginning on a date to be determined by the Board or compensation committee. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Company initially reserved 228,222 shares of its common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of 2022 through 2031 by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Board in any particular year. As such, 591,311 shares were added to the ESPP in January 2025. As of March 31, 2025, no offering periods have commenced, and 1,708,942 shares remained available for future issuance under the ESPP.

The aggregate number of shares issued over the term of the ESPP, subject to stock splits, recapitalizations or similar events, may not exceed 4,564,440 shares of the Company’s common stock.

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2025:

		Weighted-	Weighted- Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2024	6,317,063	$2.97	8.22	$4
Granted	2,683,704	0.78
Cancelled	(1,943,546)	1.76
Outstanding at March 31, 2025	7,057,221	$2.47	8.15	$—
Vested at March 31, 2025	3,288,233	$3.33	6.87	$—
Vested and expected to vest at March 31, 2025	7,057,221	$2.47	8.15	$—

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2024:

		Weighted-	Weighted- Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Options	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2023	4,178,194	$2.98	8.22	$11
Granted	2,002,950	2.86
Exercised	(362,947)	1.33
Cancelled	(70,964)	2.32
Outstanding at March 31, 2024	5,747,233	$3.05	8.74	$15,641
Vested at March 31, 2024	2,030,376	$3.77	7.55	$5,209
Vested and expected to vest at March 31, 2024	5,747,233	$3.05	8.74	$15,641

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $0.45 and $1.92 per share, respectively. The fair value of each stock option was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2025	2024
Risk-free interest rate	3.96 - 4.50%	4.07 - 4.27%
Volatility	75 - 76%	72 - 73%
Dividend yield	0.00%	0.00%
Expected term (years)	5 - 6	5 - 6

The fair value of options that vested during the three months ended March 31, 2025 and 2024 was $1.3 million and $5.1 million, respectively. The Company recorded stock-based compensation expense associated with stock option awards of $0.7 million during both of the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $3.7 million of total unrecognized compensation cost related to unvested stock-based awards, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

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

The following table summarizes activity related to RSUs:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	469,981	$3.34
Granted	17,812	$0.37
Vested	(118,629)	$4.11
Cancelled	(139,197)	$2.63
Unvested at March 31, 2025	229,967	$3.14

The Company recorded stock-based compensation expense associated with RSU awards of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total unrecognized expense related to all RSUs was $0.7 million, which the Company expects to recognize over a weighted-average period of 2.2 years.

In connection with the vesting of RSUs, the Company adopted a net settlement method whereby shares of common stock are withheld to satisfy tax withholding and remittance obligations. As of March 31, 2025, the Company withheld 93,130 shares, which are held in Treasury Stock, for $0.1 million.

11. Asset Purchase and License Agreements

Merrimack Asset Purchase Agreement

In May 2019, the Company entered into an asset purchase agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which it acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab, a fully humanized immunoglobulin G2 mAb against HER3, which is being developed by the Company as a part of EO-1022.

Pursuant to the asset purchase agreement, the Company made an upfront, non-refundable payment of $3.5 million at closing. If the Company succeeds in developing and commercializing seribantumab, including as part of EO-1022, the Company may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments.

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

The Company evaluated the asset purchase agreement with the previous sponsor under ASC Topic 805, Business Combinations, and concluded that the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the upfront payment of $3.5 million was expensed as research and development expenses in the statement of operations for the year ended December 31, 2019. Additionally, the Company concluded that all consideration to be paid under the asset purchase agreement is contingent in nature and will be recognized when the respective contingency is resolved. The Company assessed the contingent events which would result in the payment of a milestone as of March 31, 2025 and December 31, 2024, and concluded no such payments were required.

Synaffix License Agreement

In September 2024, the Company entered into a license agreement with Synaffix B.V. (“Synaffix”) for certain technology for worldwide use in EO-1022. If EO-1022 is successfully developed and commercialized, the Company would potentially be obligated to pay up to $365.5 million in development, regulatory and commercial milestones and tiered royalties in the low to mid-single digit percentages on net sales of the respective product. The agreement will remain in effect, unless earlier terminated, on a country-by-country basis, until the last expiry of any royalty term for each product in such country.

For the three months ended March 31, 2025 and 2024, no expense was incurred under this agreement.

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

In March 2025, the Company announced that it elected to discontinue development of EO-3021.

12. Commitments and Contingencies

The Company, from time to time, may be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. The Company was not a defendant in any lawsuits as of March 31, 2025.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three months ended
	March 31,
	2025	2024
Net loss	$(14,211)	$(10,707)
Weighted average common stock outstanding, basic and diluted	59,173,854	51,811,882
Net loss per share, basic and diluted	$(0.24)	$(0.21)

As discussed in Note 9, as part of its June 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 4.4 million shares of its common stock, which were exercisable immediately and each of which was exercisable for one share of the Company’s common stock. The exercise price of each pre-funded warrant was $0.0001 per share of common stock. As the $0.0001 price per share represents nominal consideration and the pre-funded warrants were immediately exercisable with no further vesting conditions or contingencies associated with them, the weighted average common stock outstanding, basic and diluted, and net loss per share, basic and diluted, for three months ended March 31, 2024 as previously disclosed have been adjusted to reflect the impact of the pre-funded warrants. As of March 31, 2025, all of the pre-funded warrants have been exercised.

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

	March 31,
	2025	2024
Outstanding Stock Options	7,057,221	5,747,233
Unvested RSUs	229,967	546,457
K2 Warrant and Amendment Warrant	394,974	394,974
Common Warrants	22,050,000	22,050,000
Conversion Warrant	1,444,444	1,444,444
Convertible Debt (as-converted to common stock)	1,444,444	1,444,444
	32,621,050	31,627,552

14. Subsequent Events

In May 2025, the Company voluntarily prepaid the $32.3 million aggregate principal, interest, fees and expenses due under the Term Loan under the Loan Agreement. The payoff amount reflects the aggregate original principal amount of $30,000,000, a prepayment fee of $300,000, a final payment in the amount of $1,935,000, accrued interest and Lenders’ expenses. As provided in the Payoff Letter between the Lenders and the Company dated May 2, 2025, the prepayment satisfies in full and discharges all obligations and liabilities of the Company under the Loan Agreement and the other documents related to the Loan Agreement, and releases and discharges all security interests and other liens granted to the Lenders on the Company’s assets and properties as security under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are an innovative oncology company focused on the discovery and development of selective cancer therapies to treat patients across a range of solid tumors with significant unmet medical needs. We are leveraging our antibody-drug conjugate (“ADC”) expertise to advance EO-1022, which targets HER3, a validated target in oncology. Additionally, the Company has initiated a process to evaluate strategic options to maximize shareholder value.

EO-1022

We are developing EO-1022, a potentially differentiated HER3 ADC for the treatment of patients with HER3-expressing solid tumors, including breast cancer and non-small cell lung cancer. EO-1022 combines seribantumab, a fully human immunoglobulin G2 (“IgG2”) anti-HER3 monoclonal antibody (“mAb”), which is site-specifically conjugated at glycan to the monomethyl auristatin E (MMAE) payload with a drug-to-antibody ratio (“DAR”) of 4. It leverages seribantumab's desirable internalization properties and advanced site-specific ADC technology which makes possible the use of the potent cytotoxic MMAE payload. We expect to file an IND application for EO-1022 in 2026.

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

In April 2025, we presented preclinical data for EO-1022 in a late-breaking poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2025. The in vitro and in vivo data from preclinical studies showed:

●	EO-1022 is highly stable in human serum, with a homogenous DAR of 4 and minimal free payload compared to seribantumab-vcMMAE and patritumab-DXd, two benchmark HER3 ADCs, both of which use stochastic conjugation. These findings illustrate that a key feature of EO-1022 is minimal systemic exposure to free payload, potentially resulting in reduced payload-associated toxicity in patients and an improved safety profile. EO-1022 exhibits potent in vitro cytotoxicity that is dependent on HER3 expression levels.
●	EO-1022 elicits anti-tumor activity in in vivo models of low, medium and high HER3 expression levels, including in a patient derived xenograft (PDX) model of low HER3-expressing EGFR-mutant lung cancer.

EO-3021

In March 2025, we announced that we elected to discontinue development of EO-3021, a Claudin 18.2 ADC. The decision to discontinue clinical development of EO-3021 was based on data from the dose escalation and expansion stages of our Phase 1 trial, in which treatment with EO-3021 as a monotherapy demonstrated an objective response rate of 22.2% (95% CI: 10, 39); 1 confirmed complete response and 7 confirmed partial responses) and a disease control rate of 72.2% (95% CI: 55, 86) among 36 evaluable patients with gastric or gastroesophageal cancer and Claudin 18.2 in ≥20% of tumor cells at IHC 2+/3+. In the safety analysis of all enrolled patients (n=85), treatment with EO-3021 was observed to be generally well-tolerated, with an adverse event profile consistent with previously reported data, including minimal hematological toxicity and hepatotoxicity, and no peripheral neuropathy/hypoesthesia.

Financial Overview

Since inception, we have incurred significant operating losses annually and on an aggregate basis. We have devoted substantial resources to in-licensing and developing our prior product candidates, developing EO-1022, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $14.2 million and $10.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $254.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing transactions, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and marketable securities of $80.7 million as of March 31, 2025 will enable us to meet our anticipated capital requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing any drug in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Restructuring Costs

As part of our restructuring in connection with our election to discontinue development of EO-3021, we implemented a workforce reduction of approximately 70%. The workforce reduction was substantially completed in March 2025 and is expected to be fully completed in the second quarter of 2025. Our restructuring charges were $3.4 million in the first quarter of 2025, including $2.2 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits, and $1.2 million of asset write-offs.

At-the-Market Offerings

In 2024, we sold 11,625,295 shares of common stock pursuant to our Sales Agreement entered into in July 2022 (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under our then-at-the-market offering facility (the “2022 ATM Facility”), with net proceeds of approximately $44.2 million after deducting issuance costs.

In May 2024, we entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $75.0 million (the “2024 ATM Shares”) at market prices (the “2024 ATM Facility”). We will pay TD Cowen a commission of up to 3% of the gross proceeds of any sales of the 2024 ATM Shares pursuant to the 2024 Sales Agreement. As of March 31, 2025, we have not sold any 2024 ATM Shares pursuant to the 2024 Sales Agreement.

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

In May 2025, we voluntarily prepaid the $32.3 million aggregate principal, interest, fees and expenses due under the Term Loan under the Loan Agreement. The payoff amount reflects the aggregate original principal amount of $30,000,000, a prepayment fee of $300,000, a final payment in the amount of $1,935,000, accrued interest and Lenders’ expenses. As provided in our Payoff Letter with the Lenders dated May 2, 2025, the prepayment satisfies in full and discharges all our obligations and liabilities under the Loan Agreement and the other documents related to the Loan Agreement, and releases and discharges all security interests and other liens granted to the Lenders on our assets and properties as security under the Loan Agreement.

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Our operating expenses have consisted solely of research and development costs, general and administrative costs, and restructuring charges. Research and development expenses consist primarily of costs related to our research activities, including the development of our product candidates, and costs incurred for the in-licensing of EO-3021. Our research and development expenses include:

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

To date, our research and development expenses have primarily been incurred to advance EO-3021 and seribantumab. We expect that significant additional spending will be required to advance any product candidate through clinical development. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates.

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three months ended
	March 31,
	2025	2024
EO-3021 clinical program	$3,410	$2,758
Seribantumab clinical program	60	1,066
Discovery, preclinical, and other unallocated research and development expense	1,425	143
Personnel expenses (including stock-based compensation)	1,981	2,044
Total research and development expenses	$6,876	$6,011

The successful development and commercialization of EO-1022 or other potential product candidates is highly uncertain. The success of EO-1022 or other potential product candidate will depend on several factors, including the following:

●	successful completion of preclinical studies and timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	acceptance of an IND and a Biologics License Application (“BLA”) by the FDA or other similar clinical trial applications by foreign regulatory authorities for clinical trials for our product candidates;
●	our ability, or that of our collaborators, to develop and obtain clearance or approval of companion or complementary diagnostics, on a timely basis, or at all;
●	receipt and related terms of marketing approvals from applicable regulatory authorities for our product candidates, including the completion of any required post-marketing studies or trials;
●	raising additional funds necessary to complete the clinical development of and commercialization of our product candidates;
●	successfully identifying and developing, acquiring or in-licensing additional product candidates to expand our pipeline;
●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates, and protecting and enforcing our rights in our intellectual property portfolio;
●	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if approved, whether alone or in collaboration with third parties;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies available on the market or in development;
●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety profile of any products following regulatory approval.

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

We anticipate that our general and administrative expenses will decrease due to the restructuring and workforce reduction in connection with our election to discontinue development of EO-3021.

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

Restructuring Charges

The restructuring charges totaling $3.4 million in the first quarter of 2025 relate to costs incurred in respect of our restructuring and workforce reduction in connection with our election to discontinue development of EO-3021, including $2.2 million of one-time termination and contractual termination benefits for severance, healthcare and related benefits, and $1.2 million of asset write-offs.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31,
	2025	2024	Change
Operating expenses:
Research and development	$6,876	$6,011	$865
General and administrative	3,965	3,858	107
Restructuring charges	3,375	—	3,375
Total operating expenses	14,216	9,869	4,347
Loss from operations	(14,216)	(9,869)	(4,347)
Other income (expense), net:
Interest income, net	11	115	(104)
Loss on extinguishment of debt	—	(942)	942
Other income (expense), net	11	(827)	838
Loss before income taxes	(14,205)	(10,696)	(3,509)
Income tax expense	6	11	(5)
Net loss	$(14,211)	$(10,707)	$(3,504)

Research and Development Expenses

Research and development expenses were $6.9 million during the three months ended March 31, 2025, compared to $6.0 million during the three months ended March 31, 2024. The increase of $0.9 million was primarily due to $1.3 million of increased costs associated with preclinical and IND-enabling activities due to the continued advancement of EO-1022, and $0.6 million increase in clinical trial expenses for EO-3021. This is partially offset by a $1.0 million decrease in clinical trial expenses for seribantumab.

General and Administrative Expenses

General and administrative expenses were $4.0 million during the three months ended March 31, 2025, compared to $3.9 million during the three months ended March 31, 2024. The increase of $0.1 million was mainly due to increased personnel costs, including stock-based compensation.

Restructuring Charges

Restructuring charges were $3.4 million during the three months ended March 31, 2025, and consisted primarily of charges related to our restructuring and workforce reduction in connection with our election to discontinue development of EO-3021, including $2.2 million of one-time termination and contractual termination benefits for severance, healthcare, and related benefits, and $1.2 million of asset write-offs. No such charges were incurred during the three months ended March 31, 2024.

Other Income (Expense), Net

Other income, net, was less than $0.1 million during the three months ended March 31, 2025, compared to $0.8 million of other expense, net, for the three months ended March 31, 2024.

Interest Income

Interest income of $0.9 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively, was associated with the balance of marketable securities.

Interest Expense

Interest expense of $0.9 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively, consisted primarily of cash and non-cash interest related to the debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.9 million during the three months ended March 31, 2024 consisted of expenses incurred in conjunction with the amendment to a debt facility determined to be an extinguishment. No such expenses were incurred in the three months ended March 31, 2025.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $80.7 million, which we believe will enable us to meet our anticipated capital requirements into the second half of 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three months ended
	March 31,
	2025	2024
Statement of cash flows data:
Cash used in operating activities	$(12,711)	$(9,575)
Cash provided by investing activities	23,758	20,700
Cash (used in) provided by financing activities	(17)	30,250
Net increase in cash and cash equivalents	$11,030	$41,375

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $12.7 million, which consisted primarily of our net loss of $14.2 million partially offset by adjustments of $0.9 million for non-cash expenses and $0.6 million of net cash provided by changes in our operating assets and liabilities. Non-cash expenses consist of $1.0 million of stock-based compensation, $0.1 million of non-cash interest, partially offset by $0.2 million of amortization of premium and interest on marketable securities. Changes in our operating assets and liabilities consisted of a decrease of $0.9 million in prepaid expenses and other assets, partially offset by a combined decrease of $0.3 million in accounts payable and accrued expenses.

During the three months ended March 31, 2024, net cash used in operating activities was $9.6 million, which consisted primarily of our net loss of $10.7 million and $0.6 million cash used in changes in our operating assets and liabilities, partially offset by adjustments for non-cash expenses of $1.7 million. Non-cash expenses are related to $0.9 million of stock-based compensation, $0.9 million of fees related to amending our debt facility, $0.1 million of net non-cash interest expense, partially offset by $0.2 million of amortization of premiums and interest on marketable securities. Net cash used by changes in our operating assets and liabilities consisted of decreases of $1.8 million in accounts payable and accrued expenses, partially offset by a decrease of $1.2 million in prepaid expenses and other assets.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $23.8 million due to cash proceeds from sales and maturities of marketable securities.

During the three months ended March 31, 2024, net cash provided by investing activities was $20.7 million due to cash proceeds from sales and maturities of marketable securities.

Financing Activities

During the three months ended March 31, 2025, net cash used by financing activities was less than $0.1 million due to payment for common stock repurchases.

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

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical development of EO-1022. The timing and amount of our operating expenditures will depend largely on:

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

We believe our cash, cash equivalents and marketable securities of $80.7 million as of March 31, 2025 will enable us to meet our anticipated capital requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the progress, timing and results of preclinical studies and clinical trials for EO-1022 and other potential product candidates;
●	disruptions or delays in enrollment of our clinical trials;
●	the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
●	the number and development requirements of other future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the costs, timing and outcome of obtaining regulatory approvals of EO-1022 and other potential product candidates and any companion or complementary diagnostics we may pursue;
●	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
●	the costs associated with commercializing any approved product candidates, including establishing sales, marketing and distribution capabilities;
●	the costs associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
●	the revenue, if any, received from any product candidates that receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;
●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
●	to the extent we pursue strategic collaborations, including collaborations to develop or commercialize any future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations, if any.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for EO-1022 or other  potential product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

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

In May 2019, we entered into an Asset Purchase Agreement with Merrimack Pharmaceuticals, Inc. (the “previous sponsor”), pursuant to which we acquired all rights and interest to patents, know-how and inventory for assets related to seribantumab. If we are successful in developing and commercializing seribantumab, including as part of EO-1022, we may be obligated to pay the previous sponsor up to $54.5 million in development, regulatory and sales milestone payments pursuant to the terms of the Asset Purchase Agreement. Additionally, in conjunction with the Asset Purchase Agreement, we assumed the rights and obligations under certain collaboration and license agreements which may require the payment of milestones and/or royalties on future sales of seribantumab. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 11 to the accompanying unaudited condensed consolidated financial statements for additional information about these collaboration and license agreements, including with respect to potential payments thereunder.

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

We prepaid the outstanding principal balance of the Term Loan in full in May 2025. See Note 14 to the accompanying unaudited condensed consolidated financial statements for additional information about our repayment of the Loan Agreement.

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

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), filed with the SEC on March 6, 2025 in connection with the notes to our audited consolidated financial statements appearing in the Annual Report and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2025, from those discussed in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $80.7 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Any potential financial or strategic option we pursue in an effort to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all.
●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
●	We are highly dependent on the success of our product candidate, EO-1022. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-1022 or any other product candidate.
●	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.
●	We have, and we may in the future, seek to engage in strategic transactions to acquire or in-license new products, product candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize product candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

●	The development and commercialization of biological products are subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates, on a timely basis or at all.
●	If we are unable to successfully develop, validate, obtain regulatory approval of and commercialize companion or complementary diagnostic tests for our product candidates or any future product candidates that require or would benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	Manufacturing biological products is complex and subject to product loss for a variety of reasons. We rely on third parties to manufacture clinical supplies of our product candidates, some of which are based in China, and we intend to rely on third parties to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we or our licensors are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates may be adversely affected.
●	The price of our common stock does not meet the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Risks related to our financial position and need for additional capital

Any potential financial or strategic option we pursue in an effort to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all.

In March 2025, in connection with our announcement that we elected to discontinue development of EO-3021 and continue to advance EO-1022, we announced that we initiated a process to evaluate strategic options to maximize shareholder value. Such alternatives may include, but are not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction.

The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. Moreover, any potential financial or strategic option we pursue may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. We have incurred significant operating losses since our inception in 2019 and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2019 and are a clinical-stage biologics company with a limited operating history. We have not yet commercialized any product, nor do we expect to generate revenue from sales of any products for several years, if at all. Consequently, there have been limited operations upon which you can evaluate our business, and predictions about our future success or viability may not be as cancer therapies. For the three months ended March 31, 2025 and 2024, we had a net loss of $14.2 million and $10.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $254.7 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations, which we anticipate will result in net losses for at least the next several years.

Since our inception, we have focused substantially all of our efforts and financial resources on the licensing, acquisition and clinical development of our prior product candidates and EO-1022. In March 2025, we announced that we elected to discontinue development of EO-3021 and are initiating a process to evaluate strategic options to maximize shareholder value.

To date, we have funded our operations with proceeds from sales of shares of our convertible preferred stock, proceeds from the sale of common stock and warrants, and borrowings under a debt facility. As of March 31, 2025, our cash, cash equivalents and marketable securities were $80.7 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we seek to advance EO-1022 and other potential product candidates through clinical and preclinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur increasing research and development expenses in connection with the development of EO-1022 and other product candidates we may choose to pursue. In addition, if we obtain marketing approval for any product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of such product candidate. Since our initial public offering (“IPO”), we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, a product candidate. Our ability to generate revenue and become profitable will depend on a number of factors, including, but not limited to, our ability to:

●	initiate and successfully meet our clinical endpoints in our clinical trials for our product candidates;
●	initiate and successfully complete all safety, pharmacokinetic and other registrational-enabling studies required to obtain U.S. and foreign marketing approval for our product candidates;
●	initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
●	submit a Biologics License Application (“BLA”) for each of our product candidates to the U.S. Food and Drug Administration (the “FDA”) that is filed by the FDA;
●	obtain marketing approval for our product candidates;
●	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
●	successfully manufacture or contract with others to manufacture our product candidates;

●	commercialize our product candidates, if approved, by building a sales force or entering into collaborations with third parties;
●	obtain, maintain, protect and defend our intellectual property portfolio;
●	achieve market acceptance of our product candidates with the medical community and with third-party payors; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

Identifying and developing potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and begin selling any approved product. We expect to incur substantial expenses as we advance the development of our product candidates and seek to develop, acquire or in-license additional product candidates. We expect increased expenses as we continue our research and development activities, initiate additional clinical trials and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. In July 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), and in May 2024, we entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell to or through TD Cowen acting as agent and/or principal, shares of our common stock having aggregate gross proceeds of up to $75.0 million. Under the 2024 Sales Agreement, TD Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. However, our ability to raise capital under an ATM facility or other registration statements may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of our most recent Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which the ATM facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

We believe our cash, cash equivalents and marketable securities of $80.7 million as of March 31, 2025 will enable us to meet our anticipated capital requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in government regulations. Our future capital requirements will depend on many factors, including:

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

Risks related to the design and development of our product candidates

We are highly dependent on the success of our product candidate, EO-1022. We have not completed clinical development or obtained regulatory approval for any product candidate. We may never obtain approval for EO-1022 or any other product candidate.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize or identify a strategic partner to commercialize, our candidate, EO-1022. We currently have no products that are approved for sale in any jurisdiction. Our product candidates may not achieve success in their clinical trials or obtain regulatory approval. If we do not obtain regulatory approval for our product candidates and successfully commercialize them in one or more indications or if we experience significant delays in doing so, we may never generate any revenue or become profitable.

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

We have conducted preclinical studies of EO-1022, and the risk of failure is high for the development of EO-1022 and any of our future product candidates. We are unable to predict when or if our product candidates will prove effective and safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

For example, in March 2025, we announced that we elected to discontinue development of EO-3021. The decision to discontinue clinical development of EO-3021 was based on data from the dose escalation and expansion stages of our Phase 1 trial.

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

Results of our development of EO-1022 and other potential product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development, a material percentage of patients in these clinical trials may die during a trial. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues will be delayed or eliminated. Any serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates, which would harm our commercial prospects, our financial condition and our reputation.

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

We may conduct clinical trials for our product candidates outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such trials.

We may conduct one or more clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of these data alone unless the data is applicable to the U.S. population and U.S. medical practice, including availability of drugs as standard of care, and the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many other regulatory authorities have similar approval requirements. In addition, such trials would be subject to the applicable local laws of the respective jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. In addition, development programs that span many tumor types are relatively novel, and, to date, the FDA has approved only a handful of therapies to treat multiple tumor types based on a common biomarker. We cannot be sure that the FDA will accept our BLA for EO-1022 or other potential product candidates. Further, depending upon the results of our planned clinical trials, we may choose to seek Subpart H accelerated approval for a product candidate, which would require completion of a confirmatory trial to validate its clinical benefit. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of our later-stage clinical trials.

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

We may apply for an orphan drug designation in the United States or other geographies for EO-1022 or potential future product candidates. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. For instance, in the case of a request for orphan drug designation for a tumor agnostic indication, preliminary findings of a product candidate’s treatment effect that is not observed across multiple tumor types or that is too heavily weighted on a specific tumor type may not be sufficient for the FDA to grant a tumor agnostic orphan drug designation. Even if we obtain orphan drug designation for a product candidate in specific indications, we may not be the first to obtain regulatory approval of the product candidate for the orphan-designated indication, due to the uncertainties associated with developing biological products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other future product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy designation for EO-1022 or potential future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

We may seek Fast Track designation for EO-1022 or potential future product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation for a particular product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by civil whistleblower or qui tam actions on behalf of the government, and criminal false claims laws and the civil monetary penalties law, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	HIPAA prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●	HIPAA, as amended by HITECH, and their implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, protected health information, relating to the privacy, security, and transmission of such protected health information;
●	the federal Physician Payments Sunshine Act’s transparency requirements under the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members. The reported information is made available on a public website; and
●	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require biologics companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the new Administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the new Administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health (the “NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties, including manufacturers based in China, for the manufacture of our product candidates and future product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if a product candidate obtains marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. Our reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, products or other supply, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

There are a number of biological and biotechnology companies that currently are pursuing the development of selective cancer therapies for patients with significant unmet medical needs. In particular, we expect that EO-1022 will compete against other ADCs targeting HER3. Several such candidates are currently in clinical development, including those of Alphamab Oncology, Daiichi Sankyo/Merck, Duality Biologics, Innovent Biologics, Jiangsu Hengrui, MediLink Therapeutics (Suzhou)/BioNTech, Multitude Therapeutics, Shanghai Institute of Biological Products and SystImmune/Bristol Myers Squibb. We may face further competition from companies pursuing the development of product candidates that target HER3 through other modalities. For example, Merus has received regulatory approval for a bispecific antibody (zenocutuzumab) targeting HER2 and HER3. Additional companies developing product candidates that target HER3 include Hummingbird Bioscience, ISU Abxis, Shanghai Institute of Biologic Products, SystImmune and others. Development efforts with respect to, and clinical trial results of, these potentially competitive product candidates may be unsuccessful, which could result in a negative perception of product candidates targeting HER3 in general, which could in turn negatively impact the regulatory approval process for EO-1022.

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

Risks related to employee matters and our operations

We rely on third-party contract organizations, advisors and consultants to provide certain services, which may not continue to be available to us on a timely basis when needed.

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

If we are not able to effectively rely on or manage our third-party contract organizations, advisors and consultants, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the development and management expertise of the principal members of our management, scientific and clinical teams. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified finance and accounting personnel will also be critical to our success. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Our workforce reduction announced in March 2025 may make retention of our current personnel both more important and more challenging. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

The patent application and approval process is expensive, time-consuming and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdictions. It is also possible that we will fail to identify patentable aspects of our product candidates before it is too late to obtain patent protection. Moreover, depending on the terms of any license agreements to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, Synaffix B.V. (“Synaffix”) has the sole right to control the preparation, filing, prosecution and maintenance of all patents and patent applications within the licensed patents under our license agreement with Synaffix for certain technology for worldwide use in our EO-102 program.

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

The market price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this filing and the following:

●	enrollment or results of clinical trials of our product candidates, or those of our competitors, licensors or collaborators, or changes in the development status of our product candidates;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
●	the success of competitive products or technologies;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including but not limited to those with development and commercialization partners;
●	market conditions in the biologics and biotechnology sectors;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	share price and fluctuations of trading volume of our common stock;
●	sales of our common stock by us, insiders or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;
●	political instability, including the prospect or occurrence of a federal government shutdown;
●	natural disasters and other calamities; and
●	general economic, market and geopolitical conditions, including fluctuating interest rates, potential tariffs, market volatility and inflation, and the impact of tariffs and geopolitical tensions with China and ongoing regional military conflicts.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in June 2023, we closed an underwritten public offering of (i) 17,810,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 4,440,000 shares of common stock and (ii) accompanying warrants to purchase one share of common stock for each share of common stock or pre-funded warrant sold. As of March 31, 2025, all of the pre-funded warrants have been exercised and common warrants for 200,000 shares have been exercised. This public offering and subsequent transactions may have an additional impact on the price of our common stock. Additionally, in 2024, we sold 11,625,295 shares of our common stock pursuant to the 2022 Sales Agreement with Cowen under our then-at-the-market offering facility. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, have significant control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

There is no public trading market for the purchase warrants we issued in June 2023, and we do not expect a market to develop. In addition, we do not intend to apply to list the purchase warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Without an active market, the liquidity of the purchase warrants will be limited.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

As a public company, we incur significant legal, accounting, compliance and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

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

The price of our common stock does not meet the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

In September 2024, we received notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC (“Nasdaq”) that the price of our common stock does not meet the requirements for continued listing on the Nasdaq Global Select Market. In March 2025, the listing of our shares of common stock was transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. As a result of the transfer to the Nasdaq Capital Market, Nasdaq granted us an additional grace period, until September 15, 2025, to regain compliance with the minimum bid price requirement for continued listing. We intend to seek stockholder approval for a reverse stock split at our 2025 annual meeting of stockholders. If we fail to regain compliance with the minimum listing requirements, including due to our stockholders failing to approve a reverse stock split, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Capital Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an EGC. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Furthermore, in connection with the future attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stockholders could lose confidence in our reporting and the market price of our common stock could decline. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

None.

(b)	Use of Proceeds from Public Offerings of Common Stock and Warrants

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.1†#	Separation Agreement dated March 31, 2025 by and between the Company and Valerie Malyvanh Jansen.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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

Date: May 15, 2025

ELEVATION ONCOLOGY, INC.

By:	/s/ Joseph J. Ferra, Jr.
Name:	Joseph J. Ferra, Jr.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy Furlong
Name:	Tammy Furlong
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)